Form 10-K
period 2015-07-31
SWEETS & TREATS INC.
filed 2015-12-22
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-196583

SWEETS AND TREATS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13113 Mesa Verde Way Sylmar, California	91342-3451
(Address of principal executive offices)	(Zip Code)

818-272-5987

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

As of December 21, 2015, the number of shares of common stock of the registrant issued and outstanding are 15,300,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.      Business.

Overview

We are a bakery based company in California, specializing in freshly-made cakes and cupcakes and also offering other desserts and baked goods, including cookies, scones, croissants, brownies and muffins, as well as hot and cold beverages such as drip coffees, espresso-based drinks, teas and hot chocolate. Our gourmet desserts are crafted with quality ingredients and presented in an artistic fashion. On July 18, 2014, we completed a share exchange whereby we acquired all of the issued and outstanding shares of common stock of Sweets & Treats CA. Sweets & Treats CA became our wholly-owned subsidiary and we have operated our business through Sweets & Treats CA since the Share Exchange.

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

In October 2014, we completed a Regulation D Rule 506 offering in which we sold 300,000 shares of Common Stock to thirty (30) accredited investors, at a purchase price of $0.10 per share for an aggregate offering price of $30,000.

Our Product & Services

We engage in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods under the brand name “Sweets & Treats”. Cupcake and cake sales have historically comprised the majority of our business. We believe that our baked goods will appeal to a wide demographic of customers who span a broad range of socio-economic classes. We cater our products to customers in urban, suburban, commercial, and residential markets.

We offer a wide variety of high-quality baked goods serving an extensive assortment of cupcake varieties which are offered in various sizes: “Small Size,” which are bite sized cupcakes measuring about one inch; “Traditional Size,” which are the size of traditional cupcakes; and “Large Size,” which are five ounces in weight and close to three inches in height.  While cupcakes comprise a majority of our sales mix, we also offer other baked goods, including cakes, cookies, pastries, scones, brownies and muffins. The following is a list of products and services that we cater to our customers:

•

Personalized treats for special occasions : birthdays, weddings, anniversaries, baby showers, company promotions, charity events and product launches.

•

Product : Cakes, Cupcakes, Cookies, Cake Pops, Petit treats, Cake Balls, Push Up Pops, and candy creations.

•

Cake Flavors: Classic Vanilla, Classic Chocolate, Red Velvet, Blue Velvet, Strawberry,  Carrot cake, Lemon, Marbelized, Classic Butter, Spiced, Coconut, Confetti, French Vanilla, Butter Pecan, Vanilla Almond, Mint Chocolate, Dark Chocolate, Mocha Latte.

•

Fillings and Frosting: Whipped cream, fondant, a variety of butter cream and dark or milk chocolate ganache, a wide variety of jams and fresh fruits, coconut, chocolate butter cream, cream cheese, bourbon chocolate, Mango, Bavarian cream, peanut butter, nutella, dulce de leche, candy bar classics.

•

Pops and Petit treats: Sweets & Treats hand-molded cake pops and petit treats that are hand-molded in different shapes and hand-dipped in different kinds of chocolate. They are available in a variety of shapes, sizes, flavors, & decorations.

Consultation and Tasting Service

Consultations and tasting service is mainly designed for wedding cake orders, but we would also accommodate such services for customers with an event over 100 servings. By appointments, we set aside one hour out of the day, Monday through Friday, for customer’s appointment to provide consultation for the cake that customers would like to order for their event. During the consultation, we discuss the details about the event and recommend to our customers the type of cake or other baked goods that we believe would be a good fit for that event. Instead of the traditional approach of picking from a book of other cakes, we brainstorm with our customers and come up with new and creative custom ideas to figure out an individualized cake just for the customers and their event.

For each consultation, we charge a fee which would include tastings for the customer and their guests and an one-hour brainstorming session to discuss the ideas. The tasting menu consists of a variety of flavors of the cake, fillings and frosting.

Brand

We believe that our brand name “Sweets & Treats” stands for quality, innovation and service. While serving a wide variety of baked goods, the Company’s signature product is our cupcake.  We operate in a competitive market but we believe that our cupcake assortment is broad, diversified and great tasting which would give us advantage over some of our competitors.

Marketing and Promotion

Our marketing efforts are comprised primarily of online social media and word of mouth advertising geared toward building brand recognition and brand differentiation.  We aim to build ourselves to be a leader in the gourmet cupcake market, and attempt to reinforce on a consistent basis that it should be a destination of choice for especially creative and delicious cupcakes.

Competition

The industry in which the Company conducts its business is intensely competitive.  We expect to compete with well-established national, regional and locally-owned traditional bakeries, cupcake specific bakeries, cafés and other companies providing baked goods and coffee.  Additionally, the Company expects to compete with certain quick-service restaurants, delicatessens, specialty food stores, take-out food service companies, supermarkets and convenience stores. The principal factors on which the Company competes are taste, quality, price of products offered, customer service, atmosphere, convenience and overall customer experience.  Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and other changing tastes of consumers.  Because of relative low barrier of entry of the industry, we will continue to encounter additional competitors.

Employees

We presently have no employees apart from our sole officer and director.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business. However, in addition to our domain name, from time to time, we may apply for patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

Domain Names

We currently operate our business under the domain name of www.sweetstreatsinc.com.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.    Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Properties.

The Company’s principal executive office and mailing address is 13113 Mesa Verde Way, Sylmar, California 91342. Our telephone number is (818) 272-5987. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is also the personal residence of our president and sole director, Tiffany Aguayo. The Company has been provided the office space by Ms. Aguayo at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Item 3.       Legal Proceedings

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, as of the date of this registration statement, we are currently not involved with any such legal proceedings or claims.

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTC Markets under the symbol “SWTS.” There has been no established public trading market for our common stock.

Holders of Capital Stock

As of the date of this Annual Report, we had 31 holders of our common stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K.. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Business Overview

We are a bakery based company in California, specializing in freshly-made cakes and cupcakes and also offering other desserts and baked goods, including cookies, scones, croissants, brownies and muffins, as well as hot and cold beverages such as drip coffees, espresso-based drinks, teas and hot chocolate. Our gourmet desserts are crafted with quality ingredients and presented in an artistic fashion. On July 18, 2014, we completed a share exchange whereby we acquired all of the issued and outstanding shares of common stock of Sweets & Treats CA. Sweets & Treats CA became our wholly-owned subsidiary and we have operated our business through Sweets & Treats CA since the Share Exchange.

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

In October 2014, we completed a Regulation D Rule 506 offering in which we sold 300,000 shares of Common Stock to thirty (30) accredited investors, at a purchase price of $0.10 per share for an aggregate offering price of $30,000.

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

If we are unable to build a sustainable customer base whether through online sale or future retail locations, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.   We intend to raise additional capital through private placements, but there is no assurance that we will be able to achieve any capital-raising. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals and going concern assumption assessment. Actual results could materially differ from those estimates.

Fair value measurements and Fair value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the our financial assets and liabilities, such as cash, prepaid professional fees, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the our company as of the specified effective date. Unless otherwise discussed, we believe that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Results of Operations

Fiscal Year Ended July 31, 2015 Compared to Fiscal Year Ended July 31, 2014

We generated revenue of $4,517 and $22,916 for the fiscal year ended July 31, 2015 and 2014, respectively. The decrease of revenue is mainly attributable to the decrease in the sale of our bakery products. We incurred operating expenses of $66,549 and $18,398 for the fiscal year ended July 31, 2015 and 2014, respectively. The increase of operating expenses is mainly attributable to the increase in professional fees, which increased from $0 for the fiscal year ended July 31, 2014 to $61,538 for the fiscal year ended July 31, 2015, offset by the decrease of salary and wages to our officer. We had a net loss of $63,845 for the fiscal year ended July 31, 2015, compared to net income of $443 for the fiscal year ended July 31, 2014.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

Liquidity and Capital Resources

As of July 31, 2015, the Company had cash, of $531. The Company’s liabilities as of July 31, 2015 were $33,048, which comprised of $22,525 in accounts payable, $55 in accrued expenses, $10,152 as advances from a shareholder and a related party. As of July 31, 2015, the Company had a working capital deficit of $32,444.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal year ended July 31, 2015:

	For the fiscal year ended July 31, 2015	For the fiscal year ended July 31, 2014
Net Cash (Used in) Operating Activities	$ (30,627)	$ (9,852)
Net Cash used in Investing Activities	-	-
Net Cash Provided by Financing Activities	30,202	9,884
Net (Decrease) Increase in Cash and Cash Equivalents	$ (425)	$ 32

For the fiscal year ended July 31, 2015, the net cash used for operating activities was $30,627. The Company participated in no investing activities for the fiscal years ended July 31, 2015. The net cash provided by financing activities was $30,202 for the fiscal year ended July 31, 2015. The Company had a net decrease in cash and cash equivalents of $425 for the fiscal year ended July 31, 2015.

We have nominal assets and have generated little revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations.  We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this

Annual Report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, we had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position may not be sufficient to support its daily operations.  While we believe in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements and Supplementary Data

Sweets & Treats, Inc.

July 31, 2015 and 2014

Index to the Consolidated Financial Statements

Contents                                                                                                                                               Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at July 31, 2015 and 2014

F-3

Consolidated Statements of Operations for the Fiscal Year Ended July 31, 2015 and 2014

F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Fiscal Year Ended July 31, 2015 and 2014

F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended July 31, 2015 and 2014

F-6

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sweets & Treats, Inc.

We have audited the accompanying consolidated balance sheets of Sweets & Treats, Inc. (the “Company”) as of July 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the reporting periods then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and 2014 and the results of its operations and its cash flows for the reporting periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

December 21, 2015

Sweets & Treats, Inc.
Consolidated Balance Sheets

	July 31, 2015	July 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$531	$956
Accounts receivable	73	-
Prepaid professional fees	-	10,450

Total Current Assets	604	11,406

Total Assets	$604	$11,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$22,525	$-
Accrued expenses	55	55
Advances from stockholder	10,152	10,000
Customer deposits	304	-
Sales tax payable	12	-

Total Current Liabilities	33,048	10,055

Total Liabilities	33,048	10,055

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock par value $0.00001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.00001: 100,000,000 shares authorized;
15,300,000 and 15,000,000 shares issued or outstanding, respectively	153	150
Additional paid-in capital	30,939	892
Retained earnings (accumulated deficit)	(63,536)	309

Total Stockholders' Equity (Deficit)	(32,444)	1,351

Total Liabilities and Stockholders' Equity (Deficit)	$604	$11,406

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	July 31, 2015	July 31, 2014

Revenue	$4,517	$22,916

Cost of Goods Sold
Cost of goods sold	1,180	3,988
Merchant fees	633	87

Total cost of goods sold	1,813	4,075

Gross Margin	2,704	18,841

Operating Expenses
Professional fees	61,538	-
Salary and wages - officer	893	13,819
General and administrative expenses	4,118	4,579

Total operating expenses	66,549	18,398

Income (Loss) before Income Tax Provision	(63,845)	443

Income Tax Provision	-	-

Net Income (Loss)	$(63,845)	$443

Earnings per share
- basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding:
- basic and diluted	15,230,970	5,356,000

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the fiscal year ended July 31, 2015 and 2014

	Common Stock, $0.00001 Par Value		Additional		Total
	Number of		Paid-in	Retained Earnings	Stockholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity (Deficit)

Balance, July 31, 2013	5,000,000	$50	$(50)	$808	$808

Net income for the period from
August 1, 2013 through July 17, 2014				134	134

Reclassification of undistributed retained earnings
as of July 17, 2014 to
additional paid-in capital			942	(942)	-

Shares issued to the President as compensation
on July 18, 2014	10,000,000	100			100

Net income for the period from
July 18, 2014 through July 31, 2014				309	309

Balance, July 31, 2014	15,000,000	150	892	309	1,351

Capital contribution			50		50

300,000 shares issued at $0.10 per share
from August 25, 2014 to October 23, 2014	300,000	3	29,997		30,000

Net loss				(63,845)	(63,845)

Balance, July 31, 2015	15,300,000	$153	$30,939	$(63,536)	$(32,444)

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	ended	ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,845)	$443
Adjustments to reconcile net income (loss) to net cash used in operating activities
Common shares issued as compensation	-	100
Changes in operating assets and liabilities:
Accounts receivable	(73)
Prepaid professional fees	10,450	(10,450)
Accounts payable	22,525
Accrued expenses	-	55
Customer deposits	304	-
Sales tax payable	12	-

Net cash used in operating activities	(30,627)	(9,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	152	9,884
Proceeds from sale of common shares	30,000	-
Capital contribution	50	-

Net cash provided by financing activities	30,202	9,884

Net change in cash	(425)	32

Cash at beginning of the reporting period	956	924

Cash at end of the reporting period	$531	$956

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.

July 31, 2015 and 2014

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

(ii)

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

The Company consolidates the following entities:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Sweets & Treats, Inc.	The State of Delaware	July 7, 2014	100%

Sweets & Treats, Inc.	The State of California	April 13, 2011	100%

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid professional fees, accounts payable, accrued expenses, customer deposits and sales tax payable approximate their fair values because of the short maturity of these instruments.

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

There were no potentially dilutive common shares outstanding for the reporting period ended July 31, 2015 or 2014.

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

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the reporting period ending July 31, 2015, the President, CEO and significant stockholder contributed $50 as capital.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholders

Tiffany Aguayo	President, CEO and Significant shareholder	(i) Advances to the Company, (ii) Office space at no cost	(i) Working capital, (ii) Cost is nominal.

Advances from President, CEO and Significant Stockholder

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The president, CEO and significant stockholder of the Company advanced $152 and $10,000 during the fiscal year ended July 31, 2015 and 2014, respectively,  none of which has been repaid.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Income Tax Provision

Income Tax Provision in the Consolidated Statements of Operations

Deferred Tax Assets

At July 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $63,536 that may be offset against future taxable income through 2035.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $21,707 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $21,707 for the reporting period ended July 31, 2015.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	July 31, 2015	July 31, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$21,707	$-

Less valuation allowance	(21,707)	(-)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	July 31, 2015	July 31, 2014
Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Advances from President, CEO and Significant Stockholder

The president, CEO and significant stockholder of the Company advanced $5,000 and $10,000 in aggregate on October 16, 2015 and November 23, 2015, respectively, none of which have been repaid.

Item 9.       Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of July 31, 2015. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of July 31, 2015.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in fiscal year ended July 31, 2015. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of December 21, 2015.

Name	Age	Position
Tiffany Aguayo	28	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Tiffany Aguayo, President, Chief Executive Officer, Chief Financial Officer and Director

Ms. Aguayo has served as our President, Chief Executive Officer and Chief Financial Officer of our Company and wholly-owned subsidiary Sweets and Treats CA since the inception in April 2011.  From 2009 to 2010, Ms. Aguayo also served in the special education department of the Los Angeles Unified School District working with students and minor with special needs. From 2005-2009, Ms. Aguayo served as a senior tax specialist with H&R Block where she assisted many individuals with their tax matters.

Ms. Aguayo graduated with a Bachelor of Arts Degree in East Asia Studies from the University of California, Los Angeles (UCLA).  Prior to attending UCLA, Ms. Aguayo earned her Associates Degree in Culinary Studies at Los Angeles Mission College.  Ms. Aguayo is fluent in Mandarin, Spanish, Italian and English.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Item 11.    Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Tiffany Aguayo President, CE, CFO, Secretary, Treasurer & Director	2015	$893	0	0	0	0	0	$0	$893
	2014	$13,719	0	$100	0	0	0	$0	$13,819

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Tiffany Aguayo) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of December 21, 2015.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of our registration statement, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Class (1)
Tiffany Aguayo, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	15,000,000	98%

All Executive Officers and Directors as a group (1 persons)	15,000,000	98%

5% Shareholder: None

(1)

Applicable percentages are based on 15,300,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Advances from President, CEO and Significant Stockholder

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Tiffany Aguayo, the President, CEO and majority shareholder of the Company advanced $152 and $10,000 during the fiscal year ended July 31,2015 and 2014, respectively,  none of which has been repaid. Ms. Aguayo also advanced $5,000 and $10,000 in aggregate on October 16, 2015 and November 23, 2015, respectively, none of which have been repaid.

Free Office Space

We has been provided office space by our Chief Executive Officer Tiffany Aguayo at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation. Due to Ms. Aguayo’s initiative in founding and organizing the business of the Company, he may be deemed to be a promoter under Securities Act Rule 405.

Independence of the Board of Directors

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation or has been, at any time during the past three years, employed by the company. Accordingly, we do not have any independent director as of the date of this registration statement.

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $15,000 and $0 for the fiscal year ended July 31, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the fiscal year ended July 31, 2015 or 2014.

Tax Fees

For the Company’s fiscal year ended July 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2015 or 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sweets & Treats Inc.

December 21, 2015	By:	/s/Tiffany Aguayo
Tiffany Aguayo
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Tiffany Aguayo	President, Chief Executive Officer,	December 21, 2015
Tiffany Aguayo	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)