Form 10-Q
period 2015-10-31
SWEETS & TREATS INC.
filed 2016-01-14
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended October 31, 2015

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

Yes [   ]  No [X]

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

Yes [   ]   No [X]

As of January 11, 2016, the registrant had 15,300,000 shares of its common stock issued and outstanding, respectively.

SWEETS & TREATS, INC.

QUARTERLY REPORT ON FORM 10-Q

October 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Sweets & Treats, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sweets & Treats, Inc.

Financial Statements for the Three Months Ended October 31, 2015 and 2014

Index to the Consolidated Financial Statements

Consolidated Balance Sheets at October 31, 2015 (Unaudited) and July 31, 2015	F-2

Consolidated Statements of Operations for the Three Months Ended October 31, 2015 and 2014 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2015 and 2014 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

Sweets & Treats, Inc.
Consolidated Balance Sheets

	October 31, 2015	July 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$484	$531
Accounts receivable	69	73
Prepaid expenses	5,253	-

Total Current Assets	5,806	604

Total Assets	$5,806	$604

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11,025	$22,525
Accrued expenses	55	55
Advances from stockholder	28,811	10,152
Customer deposits	412	304
Sales tax payable	12	12

Total Current Liabilities	40,315	33,048

Total Liabilities	40,315	33,048

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.00001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.00001: 100,000,000 shares authorized;
15,300,000 shares issued or outstanding	153	153
Additional paid-in capital	30,939	30,939
Accumulated deficit	(65,601)	(63,536)

Total Stockholders' Deficit	(34,509)	(32,444)

Total Liabilities and Stockholders' Deficit	$5,806	$604

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Operations

	For the Three Months	For The Three Months
	Ended	Ended
	October 31, 2015	October 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$153	$2,269

Cost of Goods Sold
Cost of goods sold	-	825
Merchant fees	99	341

Total cost of goods sold	99	1,166

Gross Margin	54	1,103

Operating Expenses
Professional fees	1,000	1,650
Salary and wages - officer	-	828
General and administrative expenses	1,119	716

Total operating expenses	2,119	3,194

Loss before Income Tax Provision	(2,065)	(2,091)

Income Tax Provision	-	-

Net Loss	$(2,065)	$(2,091)

Earnings per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	15,300,000	5,474,269

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	October 31, 2015	October 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,065)	$(2,091)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	4	-
Prepaid expenses	(5,253)	(4,550)
Accounts payable	(11,500)	-
Accrued expenses	-	300
Customer deposits	108	275

Net cash used in operating activities	(18,706)	(6,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	18,659	(42)
Proceeds from sale of common shares	-	30,000
Capital contribution	-	50

Net cash provided by financing activities	18,659	30,008

Net change in cash	(47)	23,942

Cash at beginning of the reporting period	531	956

Cash at end of the reporting period	$484	$24,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.

October 31, 2015 and 2014

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

Basis of Presentation-Unaudited Interim Financial Information

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended July 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 21, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, customer deposits and sales tax payable approximate their fair values because of the short maturity of these instruments.

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

There were no potentially dilutive common shares outstanding for the reporting period ended October 31, 2015 or 2014.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at October 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The president, CEO and significant stockholder of the Company advanced $152 during the fiscal year ended July 31, 2015, none of which has been repaid.

The president, CEO and significant stockholder of the Company advanced $18,659 during the interim period ended October 31, 2015, respectively, none of which has been repaid.

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

Advances from President, CEO and Significant Stockholder

The president, CEO and significant stockholder of the Company advanced $10,000 in aggregate on November 23, 2015, none of which have been repaid.

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

Results of Operations - Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

We generated revenue of $153 and $2,269 for the three months ended October 31, 2015 and 2014, respectively. The decrease in revenue is mainly attributed to the decrease of our sales of our pastries. We incurred operating expenses of $2,119 and $3,194 for the three months ended October 31, 2015 and 2014, respectively. The decrease is mainly attributed to the decrease in professional fees offset and wages. We had a net loss of $2,065 and $2,091 for the three months ended October 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of October 31, 2015, we had a total current asset of $5,806, mainly in prepaid expenses and cash. Our liabilities as of October 31, 2015 were $40,315, which comprised of $11,025 in accounts payable and $28,811 due to shareholder. As of October 31, 2015, we had a working capital deficit of $34,509.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended October 31, 2015:

For the three months ended October 31, 2015 $
Net Cash (Used in) Operating Activities	(18,706)
Net Cash used in Investing Activities	-
Net Cash Provided by Financing Activities	18,659
Net (Decrease) Increase in Cash and Cash Equivalents	(47)

For the three months ended October 31, 2015, we had used $18,706 for operating activities and financing activities provided $18,659. We had a net decrease of $47 for the three months ended October 31, 2015.

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

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at October 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

We are attempting to generate sufficient revenue; however, its cash position may not be sufficient to support our daily operations.  While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of our company to continue as a going concern is dependent upon our ability to further implement its business plan, generate sufficient revenue and in our ability to raise additional funds.

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

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The carrying amounts of the our financial assets and liabilities, such as cash, accounts receivable, prepaid professional fees, accounts payable, accrued expenses, and customer deposits approximate their fair values because of the short maturity of these instruments.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of October 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2016
SWEETS & TREATS, INC.

/s/ Tiffany Aguayo
Name: Tiffany Aguayo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)