Form 10-Q
period 2016-01-31
SWEETS & TREATS INC.
filed 2016-03-09
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended January 31, 2016

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

Yes [   ]   No [X]

As of March 4, 2016, the registrant had 15,300,000 shares of its common stock issued and outstanding, respectively.

SWEETS & TREATS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Sweets & Treats, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sweets & Treats, Inc.

Financial Statements for the Three and Six Months Ended January 31, 2016 and 2015

Index to the Consolidated Financial Statements

Consolidated Balance Sheets at January 31, 2016 (Unaudited) and July 31, 2015	F-2

Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2016 and 2015 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three and Six Months Ended January 31, 2016 and 2015 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

Sweets & Treats, Inc.
Consolidated Balance Sheets

	January 31, 2016	July 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$50	$531
Accounts receivable	137	73
Prepaid expenses	9,387	-

Total Current Assets	9,574	604

Total Assets	$9,574	$604

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$13,610	$22,525
Accrued expenses	-	55
Advances from stockholder	41,811	10,152
Customer deposits	391	304
Sales tax payable	17	12

Total Current Liabilities	55,829	33,048

Total Liabilities	55,829	33,048

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.00001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.00001: 100,000,000 shares authorized; 15,300,000 shares issued or outstanding	153	153
Additional paid-in capital	30,939	30,939
Accumulated deficit	(77,347)	(63,536)

Total Stockholders' Deficit	(46,255)	(32,444)

Total Liabilities and Stockholders' Deficit	$9,574	$604

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Operations

	For the Six Months	For the Three Months	For The Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	January 31, 2016	January 31, 2016	January 31, 2015	January 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$252	$99	$3,400	$1,131

Operating Expenses
Professional fees	9,255	8,255	41,625	39,975
General and administrative expenses	4,808	3,590	5,301	2,590

Total operating expenses	14,063	11,845	46,926	42,565

Loss before Income Tax Provision	(13,811)	(11,746)	(43,526)	(41,434)

Income Tax Provision	-	-	-	-

Net Loss	$(13,811)	$(11,746)	$(43,526)	$(41,434)

Earnings per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	15,300,000	15,300,000	6,531,269	5,474,269

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	ended	ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,811)	$(43,526)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(64)	(120)
Prepaid expenses	(9,387)	10,450
Accounts payable	(8,915)	7,500
Accrued expenses	(55)	-
Customer deposits	87	294
Sales tax payable	5	-

Net cash used in operating activities	(32,140)	(25,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	31,659	(48)
Proceeds from sale of common shares	-	30,000
Capital contribution	-	50

Net cash provided by financing activities	31,659	30,002

Net change in cash	(481)	4,600

Cash at beginning of the reporting period	531	956

Cash at end of the reporting period	$50	$5,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.

January 31, 2016 and 2015

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b.  a  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-

average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions. Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.  Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method.  The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

There were no potentially dilutive common shares outstanding for the reporting period ended January 31, 2016 and 2015.

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

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

•

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•

Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•

Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•

Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at January 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The president, CEO and significant stockholder of the Company advanced $10,152 during the fiscal year ended July 31, 2015, none of which has been repaid.

The president, CEO and significant stockholder of the Company advanced $31,659 during the interim period ended January 31, 2016, none of which has been repaid.

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

Recent Development – Sale of Controlling Interest

As of the date of this Quarterly Report, the majority shareholder, also the sole officer and director of the Company, is negotiating a transaction whereby the controlling interest of the Company will be sold to a certain investor. However, there can be no assurance at this point that the transaction will be completed.

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

If we are unable to build a sustainable customer base whether through online sale or future retail locations, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.  We intend to raise additional capital through private placements, but there is no assurance that we will be able to achieve any capital-raising. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

As described in “Overview” on page 1, the sole officer and director of the Company is negotiating with certain investor for the sale of her controlling interest in the Company. There can be no assurance at this point, however, that the transaction will be completed.

Results of Operations - Three and Six Months Ended January 31, 2016 Compared to Three and Six Months Ended January 31, 2015

We generated revenue of $99 and $1,131 for the three months ended January 31, 2016 and 2015, respectively. The decrease in revenue is mainly attributed to the decrease of our sales of our pastries. We generated revenue of $252 and $3,400 for the six months ended January 31, 2016 and 2015, respectively. The decrease in revenue is mainly attributed to the decrease of our sales of our pastries. We incurred operating expenses of $11,845 and $42,565 for the three months ended January 31, 2016 and 2015, respectively. The decrease is mainly attributed to the significant decrease in professional fees offset by slight increase in general and administrative expenses. We incurred operating expenses of $14,063 and $46,926 for the six months ended January 31, 2016 and 2015, respectively. The decrease is mainly attributed to the significant decrease in professional fees offset by slight increase in general and administrative expenses. We had a net loss of $13,811 and $43,526 for the six months ended January 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of January 31, 2016, we had a total asset of $9,574, mainly in prepaid expenses. Our liabilities as of January 31, 2016 were $55,829, which comprised of $13,610 in accounts payable and $41,811 due to shareholder. As of January 31, 2016, we had a working capital deficit of $46,255.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended January 31, 2016:

For the Six Months Ended January 31, 2016 $
Net Cash (Used in) Operating Activities	(32,140)
Net Cash used in Investing Activities	-
Net Cash Provided by Financing Activities	31,659
Net (Decrease) Increase in Cash and Cash Equivalents	(481)

For the six months ended January 31, 2016, we had used $32,140 for operating activities and financing activities provided $31,659. We had a net decrease of $481 for the six months ended January 31, 2016.

We are dependent on the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. If we are not successful in generating sufficient revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at January 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2016
SWEETS & TREATS, INC.

/s/ Tiffany Aguayo
Name: Tiffany Aguayo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)