Form 10-Q
period 2016-04-30
SWEETS & TREATS INC.
filed 2016-06-20
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

___________________

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 30, 2016

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

Yes [  ]   No [X]

As of June 20, 2016, the registrant had 20,800,000 shares of its common stock issued and outstanding, respectively.

SWEETS & TREATS, INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Sweets & Treats, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sweets & Treats, Inc.

Financial Statements for the Three and Nine Months Ended April 30, 2016 and 2015

Index to the Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 2016 (Unaudited) and July 31, 2015	F-1

Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2016 and 2015 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2016 and 2015 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

Sweets & Treats, Inc.
Consolidated Balance Sheets

	April 30, 2016	July 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$242	$531
Accounts receivable	25	73
Prepaid expenses	6,855	-

Total Current Assets	7,122	604

Total Assets	$7,122	$604

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,885	$22,525
Accrued expenses	-	55
Advances from stockholder	52,015	10,152
Customer deposits	391	304
Sales tax payable	31	12

Total Current Liabilities	61,322	33,048

Total Liabilities	61,322	33,048

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.00001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.00001: 100,000,000 shares authorized; 20,800,000 and 244,800,000 shares issued or outstanding as of April 30, 2016 and July 31, 2015, respectively	208	2,448
Additional paid-in capital	30,884	28,644
Accumulated deficit	(85,292)	(63,536)

Total Stockholders' Deficit	(54,200)	(32,444)

Total Liabilities and Stockholders' Deficit	$7,122	$604

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc. Consolidated Statements of Operations

	For The Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	April 30, 2016	April 30, 2016	April 30, 2015	April 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$381	$129	$4,285	$885

Cost of Goods Sold
Cost of goods sold	14	14	1,164	164
Merchant fees	124	19	581	116

Total cost of goods sold	138	33	1,745	280

Gross Margin	243	96	2,540	605

Operating Expenses
Professional fees	13,640	4,385	44,998	3,373
Salary and wages - officer	200	200	893	40
General and administrative expenses	8,159	3,456	3,553	570

Total operating expenses	21,999	8,041	49,444	3,983

Income (Loss) before Income Tax Provision	(21,756)	(7,945)	(46,904)	(3,378)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(21,756)	$(7,945)	$(46,904)	$(3,378)

Earnings per share
- basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	203,106,569	117,866,667	244,360,440	244,800,000

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.
Consolidated Statements of Cash Flows
	For the Nine Months	For the Nine Months
	ended	ended
	April 30, 2016	April 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,756)	$(46,904)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	48	(92)
Prepaid expenses	(6,855)	10,450
Accounts payable	(13,640)	7,500
Accrued expenses	(55)	-
Customer deposits	87	360
Sales tax payable	19	12

Net cash used in operating activities	(42,152)	(28,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) stockholder	41,863	(60)
Proceeds from sale of common shares	-	30,000
Capital contribution	-	50

Net cash provided by financing activities	41,863	29,990

NON-CASH TRANSACTIONS

Cancellation of shares	2,240	0

Net change in cash	(289)	1,316

Cash at beginning of the reporting period	531	956

Cash at end of the reporting period	$242	$2,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Sweets & Treats, Inc.

April 30, 2016 and 2015

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

On March 11, 2016, as a condition and material inducement to the consummation of certain transaction involving a change of control of the Company (the “Transaction”), the Company entered into a certain Spin-off Agreement with Tiffany Aguayo (the “Spin-off Agreement”), the majority shareholder, pursuant to which Ms. Aguayo agreed to cancel 14,000,000 shares of Company's common stock in exchange for the consummation and execution of the Spin-off agreement and sale of Sweets & Treats, Inc., a CA Corporation and a wholly-owned subsidiary of the Company. As of April 30, 2016, while Ms. Aguayo effectively cancelled 14,000,000 shares of common stock, the Company has not consummated the Transaction and the spin-off.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-

asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

There were no potentially dilutive common shares outstanding for the reporting period ended April 30, 2016 and 2015.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2016-02 will have on its Financial Statements.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at April 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2016, as a condition to a certain transaction involving the sale of controlling interest by Tiffany Aguayo, Company’s majority shareholder and officer, Ms. Aguayo agreed to cancel 14,000,000 shares. Upon completion of the share cancellation, Ms. Aguayo beneficially held 1,000,000 shares of 1,300,000 total outstanding shares as of March 10, 2016, representing 76.92%. Also as a condition to the consummation of the transaction, the Company approved a 1 for 16 forward split. The transaction has not been consummated as of the date hereof. As a result of the share cancellation and the forward split, the Company currently has 20,800,000 shares of common stock outstanding, 16,000,000 of which are beneficially held by Ms. Aguayo.

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

The president, CEO and significant stockholder of the Company advanced $52,015 during the interim period ended April 30, 2016, respectively, none of which has been repaid.

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

Recent Development – Sale of Controlling Interest

As of the date of this Quarterly Report, the majority shareholder, also the sole officer and director of the Company, is negotiating a transaction whereby the Company will be sold to a certain investor. However, there can be no assurance at this point that the transaction will be completed.

Plan of Operations

Our goal is to maintain the quality of our product and to obtain the resources sufficient to open our first retail location in the Los Angeles metropolitan area.  We anticipate that the cost of establishing additional retail locations will be approximately $250,000 per location.  Despite reaching out to numerous sources of financing - - both debt and equity - - we have no commitments for any financing and cannot provide assurance that we will realize this goal. Our plan for the next twelve months still remains for the opening of either a standalone or mall-based store ranging in size from approximately 250 to 1,100 square feet with an average store square footage of approximately 850 square feet.  We are also looking to potentially expand into mall-based kiosk locations, which have an average size of approximately 100 square feet.  Management estimates that the cost of establishing its first retail location - standalone or mall-based store- will be approximately $250,000.  However, we have no commitments for any financing and cannot assure you that we will realize this goal.

If we are unable to build a sustainable customer base whether through online sale or future retail locations, we will cease our development and/or marketing operations until we can raise the necessary growth capital.  Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.  We intend to raise additional capital through private placements, but there is no assurance that we will be able to achieve any capital-raising. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

As described in “Overview” on page 1, the sole officer and director of the Company is negotiating with certain investor for the sale of the Company. There can be no assurance at this point, however, that the transaction will be completed.

Results of Operations - Three and Nine Months Ended April 30, 2016 Compared to Three and Nine Months Ended April 30, 2015

We generated revenue of $129 and $885 for the three months ended April 30, 2016 and 2015, respectively. The decrease in revenue is mainly attributed to the decrease of our sales of our pastries. We generated revenue of $381 and $4,285 for the nine months ended April 30, 2016 and 2015, respectively. The decrease in revenue is mainly attributed to the decrease of our sales of our pastries. We incurred operating expenses of $8,041) and $3,983 for the three months ended April 30, 2016 and 2015, respectively. The increase is mainly due to the amortization of prepaid asset in 2016.We incurred operating expenses of $21,999 and $49,444 for the nine months ended April 30, 2016 and 2015, respectively. The decrease is mainly attributed to the significant decrease in professional fees offset by slight increase in general and administrative expenses. We had a net loss of $21,756 and $46,904 for the nine months ended April 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of April 30, 2016, we had a total assets of $7,122, mainly in prepaid expenses. Our liabilities as of April 30, 2016 were $61,322, which comprised of $9,307 in accounts payable and $52,015 due to shareholder.  As of April 30, 2016, we had a working capital deficit of $54,200.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended April 30, 2016:

For the Nine Months Ended April 30, 2016
Net Cash (Used in) Operating Activities	$(42,152)
Net Cash used in Investing Activities	-
Net Cash Provided by Financing Activities	41,863
Net (Decrease) Increase in Cash and Cash Equivalents	(289)

For the nine months ended April 30, 2016, we had used $42,152 for operating activities and financing activities provided $41,863. We had a net decrease of $289 for the nine months ended April 30, 2016.

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

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at April 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

(v) Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts;and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Share Cancellation by Majority Shareholder and Forward Split

On March 10, 2016, as a condition to a certain transaction involving the sale of controlling interest by Tiffany Aguayo, Company’s majority shareholder and officer, Ms. Aguayo agreed to cancel 14,000,000 shares. Upon completion of the share cancellation, Ms. Aguayo beneficially held 1,000,000 shares of 1,300,000 total outstanding shares as of March 10, 2016, representing 76.92%. Also as a condition to the consummation of the transaction, the Company approved a 1 for 16 forward split. The transaction has not been consummated as of the date hereof. As a result of the share cancellation and the forward split, the Company currently has 20,800,000 shares of common stock outstanding, 16,000,000 of which are beneficially held by Ms. Aguayo.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2016
SWEETS & TREATS, INC.

/s/ Tiffany Aguayo
Name: Tiffany Aguayo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)