Form 10-Q/A
period 2016-04-30
SWEETS & TREATS INC.
filed 2016-06-22
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q/A

Amendment #1

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

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Sweets & Treats, Inc., (the "Company") for the quarter ended April 30, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on June 20, 2016, (the "Original Filing") is being filed solely to include the XBRL Exhibits.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

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

Date: June 22, 2016
SWEETS & TREATS, INC.

/s/ Tiffany Aguayo
Name: Tiffany Aguayo
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Financial Officer)