Form 10-K
period 2016-06-30
Atlas Technology International, Inc.
filed 2016-09-27
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the eleven months ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2015 to June 30, 2016

Commission file number 333-196583

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8444 Reseda Blvd. Suite B, Northridge, California	91324
(Address of principal executive offices)	(Zip Code)

818-272-5987

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

As of September 27, 2016, the number of shares of common stock of the registrant issued and outstanding are 53,400,000.

1

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

PART I

Item 1. Business.

Overview

We are a bakery based company in California, specializing in freshly-made cakes and cupcakes. On July 18, 2014, we completed a share exchange whereby we acquired all of the issued and outstanding shares of common stock of Sweets & Treats CA. Sweets & Treats CA became our wholly-owned subsidiary and we have operated our business through Sweets & Treats CA since the Share Exchange. On July 5, 2016, the major shareholder and sole officer and director sold all of her shareholdings of the Company to two new shareholders. The newly reformed Board of Directors believed it to be in the Company’s best interest to pursue a different business of the design and trading of touch screens.

We currently market our bakery products primarily through our website, social media and personal referrals and market our touchscreen related services via personal referrals. Our plan for the next twelve months calls for assessing the direction that should be taken with the bakery business and development of the touchscreen business by marketing to further potential customers. The review will consider whether the Company has been successful with its bakery business operations and whether to dispose of the bakery business and focus solely on the touchscreen business. In July 2016, we changed our Company name to “Atlas Technology International, Inc.” to indicate new ownership and a business under new leadership.

Despite our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

Since the period ending June 30, 2016, we:

•	changed our name to “Atlas Technology International, Inc.” effective upon approval from FINRA;

•	changed our fiscal year from July 31 to June 30;

•	elected Ming-Shu Tsai as a director and Ying-Chien Lin as a director and Chairman to the Board;

•	appointed Ming-Shu Tsai as a Co-CEO alongside Tiffany Aguayo;

•	filed a Certificate of Designation with the Secretary State of Delaware and amended the Articles of Incorporation by designating a total of 510,000 shares of the 1,000,000 shares of authorized and undesignated preferred stock into the following classes: Series A, 10,000 shares; Series B, 250,000 shares; and Series C, 250,000 shares.

•	created a wholly-owned Hong Kong limited company (“subsidiary”) under the name Atlas Tech Trading Limited on August 18, 2016

The principal changes to our Certificate of Incorporation made in our State of Delaware Certificate of Amendment of Certificate of Incorporation was the change of our name to Atlas Technology International, Inc.

Our Product & Services

We engage in the business of selling a wide variety of cupcakes and other baked goods under the brand name “Sweets & Treats”. We cater our products to customers in urban, suburban, commercial, and residential markets.

Touchscreen Services

We design capacitive touchscreen based on our customer’s requirements for rear view mirrors, watches, cell phones, electronic tablets, GPS and other electronic products. A quality assured manufacturer with the technical know-how is then engaged for the production of these newly designed products for our customers.

Brand

The Company has yet to establish “Atlas” as a renowned brand but intends to develop it so that it too will stand for quality, innovation and service. The Company’s services surround the design and selling of customized touchscreens. We operate in a competitive market but we believe that our designs to customer requirements give us a competitive advantage over some of our competitors.

Marketing and Promotion

Our marketing efforts are comprised primarily of online social media and word of mouth advertising geared toward building brand recognition and brand differentiation. We aim to build ourselves to be a leader in the gourmet cupcake market, and attempt to reinforce on a consistent basis that it should be a destination of choice for especially creative and delicious cupcakes. We also aim to be a leader in the design and selling of touchscreens industry, and attempt to establish, expand and maintain customers for our touchscreen services.

Competition

The industry in which the Company conducts its bakery business is intensely competitive. We expect to compete with well-established national, regional and locally- owned traditional bakeries, cupcake specific bakeries, cafés and other companies providing baked goods and coffee. Additionally, the Company expects to compete with certain quick-service restaurants, delicatessens, specialty food stores, take-out food service companies, supermarkets and convenience stores. The principal factors on which the Company competes are taste, quality, price of products offered, customer service, atmosphere, convenience and overall customer experience. Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and other changing tastes of consumers. Because of relative low barriers of entry of the industry, we will continue to encounter additional competitors.

The industry in which the Company conducts its touchscreen business is intensely competitive. We expect to compete with well-established national, regional and locally- owned traditional touchscreen companies providing designs and related services. The principal factors on which the Company competes are design, quality, price of products offered, customer service, convenience and overall customer experience. Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and other changing tastes of consumers. Because of relative low barriers of entry of the industry, we will continue to encounter additional competitors.

Employees

We presently have no employees apart from our officers.

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

Item 2. Properties.

The Company’s principal executive office and mailing address is 8444 Reseda Blvd. Suite B, Northridge, California 91324. Our telephone number is (818) 272-5987. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is provided by one of our Co-Chief Executive Officers and director, Tiffany Aguayo. The Company has been provided the office space by Ms. Aguayo at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTC Markets under the symbol “SWTS.” There has been no established public trading market for our common stock. The Company’s shares of common stock are now listed with the OTCQB of the OTC Markets under the symbol “SWTS”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “SWTS”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

Holders of Capital Stock

As of the date of this Annual Report, we had 38 holders of our common stock.

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

Recent Sales of Unregistered Securities

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing for the term of twelve months. Under the Agreement, the Company issued 100,000 shares of its common stock in exchange for services valued at $25,000 in consulting support and advisory services to include public relations, advertising, business advice, crisis communications and corporate publicity.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for services of being a Director and Chairman of the Board valued at $15,000.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai for services of being a Director of the Board valued at $10,000.

On July 14, 2016, the Company entered into a consulting agreement with Chronos Investments Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 to make better strategic decisions in corporate performance, value creating, macro economical forces and global & local markets.

On July 14, 2016, the Company entered into a consulting agreement with Cygnus Management Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in assisting clients to best benefit from M&A or improving operating and financial efficiency.

On July 15, 2016, the Company entered into a consulting agreement with Silverciti Group Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in asset management.

The securities issued above were offered and issued in private transactions in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Business Overview

We are a bakery based company in California, specializing in freshly-made cakes and cupcakes and also offering other baked goods, as well as hot and cold beverages. The Company has entered the touchscreen industry through its Hong Kong subsidiary, incorporated on August 18, 2016, specializing in the design and trading of touchscreen products and services. On July 18, 2014, we completed a share exchange whereby we acquired all of the issued and outstanding shares of common stock of Sweets & Treats CA. Sweets & Treats CA became our wholly-owned subsidiary and we have operated our business through Sweets & Treats CA since the Share Exchange.

We currently market our baking products primarily through our website, social media and personal referrals, and the touchscreen products primarily through personal referrals. Our plan for the next twelve months calls for reviewing the company’s bakery business and development of the touchscreen business. We anticipate that the cost for developing our touchscreen business will be approximately $250,000. Despite our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

Plan of Operations

Our goal is to maintain the quality of our products and to build a sufficient customer base for the design and selling of touchscreen products. We anticipate the cost for developing our touchscreen business will be approximately $500,000 within the next 12 months. We have not commitments for any financing and cannot provide assurance that we will realize this goal.

If we are unable to build a sustainable customer base, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. We intend to raise additional capital through private placements, but there is no assurance that we will be able to achieve any capital-raising. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Fair value measurements and Fair value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35- 37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of our financial assets and liabilities, such as cash, prepaid professional fees, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by our company as of the specified effective date. Unless otherwise discussed, we believe that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

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

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies performance obligations.

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

Results of Operations

Eleven Months Ended June 30, 2016 Compared to Twelve Months Ended July 31, 2015

We generated revenue of $0 and $0 for the eleven months ended June 30, 2016 and twelve months ended July 31, 2015, respectively. We incurred operating expenses of $26,404 and $63,845 for the eleven months ended June 30, 2016 and twelve months July 31, 2015, respectively. The decrease of operating expenses is mainly attributable to the decrease in professional fees, which decreased from $61,538 for the twelve months ended July 31, 2015 to $15,633 for the eleven months ended June 30, 2016, in addition to the decrease of salary and wages to our officer. We had a net loss of, $26,404 for the eleven months ended June 30, 2016 compared to net income of $63,845 for the twelve months ended July 31, 2015.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash, of $228. The Company’s liabilities as of June 30, 2016 were $63,854, which comprised of $8,610 in accounts payable, $444 in accrued liabilities, and $54,800 as advances from a shareholder and a related party. As of June 30, 2016, the Company had a working capital deficit of $33,848.

As of July 31, 2015, the Company had cash, of $531. The Company’s liabilities as of July 31, 2015 were $33,048, which comprised of $22,525 in accounts payable,$371 in accrued liabilities, and $10,152 as advances from a shareholder and a related party. As of July 31, 2015, the Company had a working capital deficit of $32,444.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the eleven months ended June 30, 2016:

	For the eleven months ended June 30, 2016	For the twelve months ended July 31, 2015
Net Cash (Used in) Operating Activities	$(44,951)	$(30,627)
Net Cash used in Investing Activities	—	—
Net Cash Provided by Financing Activities	44,648	30,202
Net (Decrease) Increase in Cash and Cash Equivalents	$(303)	$(425)

For the eleven months ended June 30, 2016, the net cash used for operating activities was $44,951. The Company participated in no investing activities for the eleven months ended June 30, 2016. The net cash provided by financing activities was $44,648 for the eleven months ended June 30, 2016. The Company had a net decrease in cash and cash equivalents of $303 for the eleven months ended June 30, 2016.

For the twelve months ended July 31, 2015, the net cash used for operating activities was $30,627. The Company participated in no investing activities for the eleven months ended July 31, 2015. The net cash provided by financing activities was $30,202 for the twelve months ended July 31, 2015. The Company had a net decrease in cash and cash equivalents of $425 for the twelve months ended July 31, 2015.

We have nominal assets and have generated little revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this Annual Report, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2017. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

As reflected in the financial statements, we had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Atlas Technology International, Inc.

(fka Sweets & Treats, Inc.)

June 30, 2016

Index to the Consolidated Financial Statements

Contents	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at June 30, 2016 and July 31, 2015

Consolidated Statements of Operations for the Eleven and Twelve Months Ended June 30, 2016 and July 31, 2015

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Reporting Period Ended June 30, 2016 and July 31, 2015

Consolidated Statements of Cash Flows for the Eleven and Twelve Months Ended June 30, 2016 and July 31, 2015

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Atlas Technology International, Inc.

Sylmar, CA

We have audited the accompanying consolidated balance sheets of Atlas Technology International, Inc. and its subsidiaries (formerly Sweets & Treats, Inc.) (collectively the “Company”) as of June 30, 2016 and July 31, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the 11month period ended June 30, 2016 and for the year ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Technology International, Inc. and its subsidiaries as of June 30, 2016 and July 31, 2015 and the results of their operations and their cash flows for 11month period ended June 30, 2016 and for the year ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations since inception and has a working capital deficit as of June 30, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 27, 2016

Atlas Technology International, Inc.
(fka Sweets & Treats, Inc.)
Consolidated Balance Sheets

	June 30, 2016	July 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$228	$531
Accounts receivable	25	73
Prepaid expenses	29,753	—

Total Current Assets	30,006	604

Total Assets	$30,006	$604

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,610	$22,525
Accrued expenses	444	371
Advances from stockholder	54,800	10,152

Total Current Liabilities	63,854	33,048

Total Liabilities	63,854	33,048

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.00001: 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.00001: 100,000,000 shares authorized; 20,900,000 and 244,800,000 shares issued or outstanding	209	2,448
Additional paid-in capital	55,883	28,644
Accumulated deficit	(89,940)	(63,536)

Total Stockholders' Deficit	(33,848)	(32,444)

Total Liabilities and Stockholders' Deficit	$30,006	$604

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc.
(fka Sweets & Treats, Inc.)
Consolidated Statements of Operations

	For the Eleven Months	For the Year
	Ended	Ended
	June 30, 2016	July 31, 2015
Operating Expenses
Professional fees	15,633	61,538
Salary and wages - officer	700	868
General and administrative expenses	10,071	1,439

Total operating expenses	26,404	63,845

Loss before Income Tax Provision	(26,404)	(63,845)

Net Loss	$(26,404)	$(63,845)

Earnings per share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	169,912,239	243,830,795

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc

(fka Sweets & Treats, Inc)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the reporting period ending June 30, 2016 and July 31, 2015

	Common Stock, $0.00001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance, July 31, 2014	240,000,000	2,400	(1,358)	309	1,351

Capital contribution			50		50

Common stock issue for cash	4,800,000	48	29,952		30,000

Net loss				(63,845)	(63,845)

Balance, July 31, 2015	244,800,000	2,448	28,644	(63,536)	(32,444)

Cancellation of Shares	(224,000,000)	(2,240)	2,240	—	—

Common stock issue for services	100,000	1	24,999	—	25,000

Net loss				(26,404)	(26,404)

Balance, June 30, 2016	20,900,000	$209	$55,883	$(89,940)	$(33,848)

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc
Consolidated Statements of Cash Flows

	For the Eleven Months ended June 30, 2016	For the Twelve Months ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,404)	$(63,845)
Adjustments to reconcile net loss to net cash used in operating activities
Stock base compensation	414	—
Changes in operating assets and liabilities:
Accounts receivable	48	(73)
Prepaid expenses	(5,167)	10,450
Accounts payable	(13,915)	22,525
Accrued expenses	73	316

Net cash used in operating activities	(44,951)	(30,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	44,739	1,811
Repayments to stockholder	(91)	(1,659)
Proceeds from sale of common shares	—	30,000
Capital contribution	—	50

Net cash provided by financing activities	44,648	30,202

Net change in cash	(303)	(425)

Cash at beginning of the reporting period	531	956

Cash at end of the reporting period	$228	$531

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$—	$—

Income tax paid	$—	$—

NON CASH FINANCING AND INVESTING ACTIVITIES:
Shares issued to consulting services not provided yet	$25,000	$—

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc

(fka Sweets & Treats, Inc.)

June 30, 2016

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Sweets & Treats, Inc. (“CA Corp”)

Sweets & Treats, Inc. (“Predecessor”) was incorporated on April 13, 2011 under the laws of the State of California. The Predecessor is a bakery shop specializing in freshly-made cakes, cupcakes, desserts and special events catering.

Atlas Technology International, Inc. (fka Sweets & Treats, Inc.) (“DE Corp”)

Atlas Technology International, Inc. (fka Sweets & Treats, Inc.) (the “Company”) was incorporated on July 7, 2014 under the laws of the State of Delaware for the sole purpose of acquiring all of the issued and outstanding capital stock of the Predecessor. Upon formation, the Company issued 10,000,000 shares of its common stock to the President of the Company as founder’s shares valued at par value of $0.00001 and recorded as compensation of $100.

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

On March 11, 2016, the Company entered into certain Spin-Off Agreement with Tiffany Aguayo, the majority shareholder, pursuant to which the Shareholder agreed to cancel 14,000,000 pre-split shares of Company's Common stock in exchange for the consummation and execution of the Spin Off agreement and sale of Sweets & Treats, Inc., a CA Corporation and a wholly-owned subsidiary of the Company to Ms. Aguayo. The transaction has not been consummated as of the date hereof but Ms. Aguayo still agreed to the cancellation of her shares.

On July 19, 2016, the Company filed with the Secretary of State of Delaware, amending its Articles of Incorporation by changing the name of the Company to “Atlas Technology International, Inc.”

On August 23, 2016, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Incorporation in which the Company confirmed its name change to Atlas Technology International, Inc. and set forth therein the designations for the Series A, B and C Preferred Stock.

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

Fiscal Year End

The Company elected to amend its fiscal year ending date July 31st to June 30th.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been combined and reclassified to conform to the current year presentation.

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2016 and July 31, 2015.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

From August 25, 2014 to October 23, 2014, the Company issued 4,800,000 shares of its common stock in aggregate at $0.0006 per share, or $30,000 in cash.

On March 10, 2016, as a condition to a certain transaction involving the sale of controlling interest by Tiffany Aguayo, Company’s majority shareholder and officer, Ms. Aguayo agreed to cancel 224,000,000 post-split shares. Upon completion of the share cancellation, Ms. Aguayo beneficially held 16,000,000 shares of 20,800,000 total outstanding shares as of March 10, 2016, representing 76.92%. Also as a condition to the consummation of the transaction, the Company approved a 1 for 16 forward split. The transaction has not been consummated as of the date hereof. As a result of the share cancellation and the forward split, the Company currently has 20,900,000 shares of common stock outstanding, 16,000,000 of which were beneficially held by Ms. Aguayo.

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing and issued 100,000 post-split shares of its common stock in exchange for services valued at $25,000.

Capital Contribution

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

The president, Co-CEO and significant stockholder of the Company had advanced $54,800 and $10,152 as of June 30, 2016 and July 31, 2015, respectively, none of which has been repaid.

Free Office Space

The Company has been provided office space by one of our Co-Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Sale of Common Shares from President, CEO and Significant Stockholder

Ahmad Haris Tajyar assisted the President, CEO and Significant Stockholder with the sale of her shareholdings in SWTS. Mr. Tajyar was not compensated by the Company nor will be compensated by the Company in the future for this transaction.

Note 6 – Commitments and Contingencies

Business Advisory Agreements

On June 24, 2016, the Company entered into consulting agreements with Bright Light Marketing (“the Consultants”) with the following terms and conditions:

Services

The Consultants will provide consulting support and advisory services to include public relations, advertising, business advise, crisis communications and corporate publicity.

Terms

The Agreement shall commence on the date above and shall continue for a period of twelve (12) months.

Consideration

Upon signing of the Agreements, the Consultants will be granted 100,000 shares of the Company's common stock.

Accounting Treatment of the Consideration

The Company valued 100,000 common shares issued to the Consultants for obtaining services at $0.25 per share, the most recent market trading price, or $25,000 in aggregate, and booked the fair value of the equity instruments issued as prepaid consulting fees on the date of grant. The expenses of the consulting services are recognized as those services are received.

The Company recognized $414 in consulting fees for the reporting period ended June 30, 2016.

Note 7 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $90,000 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,580 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.  The valuation allowance increased approximately $8,978 and $21,602 for the reporting period ended June 30, 2016 and July 31, 2015, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	June 30, 2016	July 31, 2015
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$30,580	$21,602

Less valuation allowance	(30,580)	(21,602)

Deferred tax assets, net of valuation allowance	$—	$—

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended June 30, 2016	For the reporting period ended July 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) had to be disclosed:

On July 5, 2016, Tiffany Aguayo, the majority shareholder, owning approximately 76.9% of the total issued and outstanding shares of SWTS, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of SWTS common stock equivalent to her complete ownership of SWTS with Ying-Chien Lin and Lynx Consulting Group Ltd (“Lynx”), respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and Lynx owned approximately 62.5% and 14.4% of the total voting rights of SWTS, respectively.

On July 5, 2016, Tiffany Aguayo, the major debtholder, owning approximately 85.8% of the total liabilities as of June 30, 2016, entered into a Debt Assignment Agreement and sold $40,000 of the outstanding debt from advances made on behalf of the Company to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (the “Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. The Note bears an interest rate of 8% per annum, due on July 4th 2017, and convertible by giving five days’ notice to the Company.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for services of being a Director and Chairman of the Board valued at $15,000.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai for services of being a Director of the Board valued at $10,000.

On July 14, 2016, the Company entered into a consulting agreement with Chronos Investments Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 to make better strategic decisions in corporate performance, value creating, macro economical forces and global & local markets.

On July 14, 2016, the Company entered into a consulting agreement with Cygnus Management Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in assisting clients to best benefit from M&A or improving operating and financial efficiency.

On July 15, 2016, the Company entered into a consulting agreement with Silverciti Group Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in asset management.

On July 19, 2016, the Company filed with the Secretary of State of Delaware, amending its Articles of Incorporation by changing the name of the Company to “Atlas Technology International, Inc.”

On August 18, 2016, the Company created a wholly-owned Hong Kong limited company (“subsidiary”) under the name Atlas Tech Trading Limited.

On August 23, 2016, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Incorporation in which the Company confirmed its name change to Atlas Technology International, Inc. and set forth therein the designations for the Series A, B and C Preferred Stock.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On June 9, 2016, Sweets & Treats Inc. (the “Company”) dismissed its independent registered public accounting firm, Li & Company, PC (“Li”). The Board of Directors of the Company appointed MaloneBailey, LLP (“MaloneBailey”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. There have been no other changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Co-Chief Executive Officers (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Co-Chief Executive Officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Co-Chief Executive Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2016. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Co-Chief Executive Officers and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in eleven months ended June 30, 2016. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the eleven months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of June 30, 2016.

Name	Age	Position
Tiffany Aguayo	30	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Tiffany Aguayo, Chief Executive Officer, Chief Financial Officer and Director

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tiffany Aguayo, President, CEO, CFO, Secretary, Treasurer & Director	2016	700	0	0	0	0	0	0	700
	2015	893	0	0	0	0	0	0	893

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which consists solely of Tiffany Aguayo as of June 30, 2016) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of June 30, 2016.

Name	Amount and Nature of Voting Beneficial Ownership	% of Class
Tiffany Aguayo(1)(2)	16,000,000	76.92%
All officers and directors as a group (1 person)	16,000,000	76.92%

(1)	Member of our board of directors.
(2)	Significant Shareholder

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of September 27, 2016.

Name	Amount and Nature of Voting Beneficial Ownership	% of Class

Ying-Chien Lin (1)	28,000,000	52.43%

Ming-Shu Tsai(1)(2)	10,000,000	18.73%

Tiffany Aguayo(1)(2)	-0-	-0-

Lynx Consulting Group Ltd (3)	3,000,000	5.62%

All officers and directors as a group (3 person)	38,000,000	71.16%

(1)	Member of our board of directors.
(2)	Co-Chief Executive Officers
(3)	Significant Shareholder

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Advances from President, CEO and Significant Stockholder

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Tiffany Aguayo, the President, CEO and majority shareholder of the Company advanced $44,648 and $152 during the twelve months ended June 30, 2016 and eleven months ended July 31, 2015, respectively, none of which has been repaid. Ms. Aguayo also advanced $5,000 and $10,000 in aggregate on October 16, 2015 and November 23, 2015, respectively, none of which have been repaid.

Free Office Space

We have been provided office space by our Co-Chief Executive Officer Tiffany Aguayo at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation. Due to Ms. Aguayo’s initiative in founding and organizing the business of the Company, she may be deemed to be a promoter under Securities Act Rule 405.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $15,000 and $17,500 for the eleven months ended June 30, 2016 and twelve months ended July 31, 2015, respectively.

Audit Related Fees

Audit related services fees was $13,000 for the eleven months ended June 30, 2016 and twelve months ended July 31, 2015.

Tax Fees

For the Company’s eleven months ended June 30, 2016 and twelve months ended July 31, 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the eleven months ended June 30, 2016 and twelve months ended July 31, 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A copy of our initial Certificate of Incorporation, as amended, was filed and incorporated by reference, as Exhibit 3.1, and copies of our Amended and Restated Certificate of Incorporation and our current Bylaws were also filed and incorporated by reference, as Exhibits 3.2 and 3.3, to our originally filed Form S-1 Registration Statement that is referenced here in Part IV, Item 15.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference from our Registration Statement on Form S-1, filed on December 11, 2014).
3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference from our Schedule 14C, filed on August 16, 2016).
3.3	Bylaws (Incorporated by reference from our Registration Statement on Form S-1, filed on December 11, 2014).
31.1	Certifications of the Co-Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sweets & Treats, Inc.

September 27, 2016	By:	/s/ Tiffany Aguayo
Tiffany Aguayo
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Tiffany Aguayo	President, Co-Chief Executive Officer,	September 27, 2016
Tiffany Aguayo	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

/s/ Ming-Shu Tsai	Co-Chief Executive Officer and Director	September 27, 2016
Ming-Shu Tsai

/s/ Ying-Chien Lin	Chairman and Director	September 27, 2016
Ying-Chien Lin

