Form 10-Q
period 2016-09-30
Atlas Technology International, Inc.
filed 2016-11-14
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

___________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55457

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of organization)

47-1391708

(I.R.S. Employer incorporation or Identification No.)

1/F No. 103 Xin Yi Road, Lu Zhou District,

Xin Bei, Taiwan

(Address of principal executive offices)

+88 69 1351 7317

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2016, the registrant had 53,400,000 shares of its common stock issued and outstanding, respectively.

1

ATLAS TECHNOLOGY INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Atlas Technology International, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Atlas Technology International, Inc. and Subsidiaries

Atlas Technology International, Inc and Subsidiaries
(fka Sweets & Treats, Inc.)
Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,494	$228
Accounts receivable	236,038	25
Deposit	5,158	—
Prepaid expenses	21,361	29,753
Other Receivables	1,290	—
Total Current Assets	267,341	30,006
Total Assets	$267,341	$30,006

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$183,210	$8,610
Accrued expenses	30,940	444
Short term convertible debt, net of $30,333 debt discount	9,667	—
Short term debt from related party	41,007	54,800
Short term debt	23,095	—
Total Current Liabilities	287,919	63,854
Total Liabilities	287,919	63,854

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.00001: 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.00001: 100,000,000 shares authorized; 53,400,000 and 20,900,000 shares issued or outstanding	534	209
Additional paid-in capital	181,785	55,883
Accumulated deficit	(202,897)	(89,940)
Total Stockholders' Deficit	(20,578)	(33,848)
Total Liabilities and Stockholders' Deficit	$267,341	$30,006

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc and Subsidiaries
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
Revenue	$235,971	—

Cost of Goods Sold:
Cost of goods sold	168,891	—
Total cost of goods sold	168,891	—
Gross Profit	67,080	—
Operating Expenses:
Research and Development	27,729	—
General and administrative expenses	141,901	2,065
Total operating expenses	169,630	2,065
Other expense
Interest expense	(10,407)	—
Loss before Income Tax Provision	$(112,957)	$(2,065)
Net Loss	$(112,957)	$(2,065)
Earnings per share - basic and diluted	—	—

Weighted average common shares outstanding - basic and diluted	49,514,000	244,800,000

See accompanying notes to the consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the three months ended September 30, 2016
(Unaudited)

	Common Stock, $0.00001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2016	20,900,000	$209	$55,883	$(89,940)	$(33,848)

Shares issued to Directors and Employees	25,000,000	250	10,977		11,227

Shares issued for service	7,500,000	75	74,925		75,000

Beneficial Conversion Feature			40,000		40,000

Net loss				(112,957)	(112,957)

Balance, September 30, 2016	53,400,000	$534	$181,785	$(202,897)	$(20,578)

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	ended	ended
	September 30, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,957)	$(2,065)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for consulting	92,575	—
Amortization of debt discount	9,667	—
Changes in operating assets and liabilities:
Accounts receivable	(236,013)	4
Deposit	(5,158)
Prepaid expenses	2,044	(5,253)
Accounts payable	174,600	(11,500)
Accrued expenses	30,496	108
Other receivables	(1,290)	—

Net cash used in operating activities	(46,036)	(18,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term debt from related party	26,207	18,659
Proceeds from short term debt	23,095	—
Net cash provided by financing activities	49,302	18,659

Net change in cash	3,266	(47)

Cash at beginning of the reporting period	228	531

Cash at end of the reporting period	$3,494	$484

NON-CASH TRANSACTIONS

Beneficial Conversion Feature	40,000	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$—	$—

Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

Atlas Technology International, Inc and Subsidiaries

(fka Sweets & Treats, Inc.)

September 30, 2016

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

Atlas Tech Trading Limited. (“HK Corp”)

Atlas Tech Trading Limited, a wholly-owned subsidiary of the Company, was incorporated on August 18, 2016 under the laws of Hong Kong for the purpose of facilitating business executed in Eastern Asia. The HK Corp focuses on the touchscreen business, through designing, sourcing manufacturers, quality inspecting and delivering the touchscreens to their clients.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of June 30, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the eleven months ended June 30, 2016 filed with the SEC on September 27, 2016.

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

The Company consolidates the following entities:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Atlas Technology International, Inc.	The State of Delaware	July 7, 2014	100%

Sweets & Treats, Inc.	The State of California	April 13, 2011	100%

Atlas Tech Trading Limited	Hong Kong	August 18, 2016	100%

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

The Company also follows Section 606-10-55 of the FASB Accounting Standards Codification relating to revenue from contracts with customers for revenue recognition. The Company recognizes gross revenue when the Company: (i) is the primary obligor, (ii) have general inventory risk, (iii) has discretion in establishing the price for the specified products, (iv) changes the product or performs part of the service, (iv) has discretion in supplier selection, (v) is involved in the determination of product specifications, (vi) bears physical loss inventory risk, and (vii) has credit risk. The number of the above criteria met and to which extent shall determine whether the Company considers the revenue to be reported as gross or net.

The Company has incurred approximately $236,000 revenue for the three months ended September 2016, and they were all from one customer.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders' Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and one Million (101,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.00001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.00001 per share.

Common Stock

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing and issued 100,000 shares of its common stock in exchange for services valued at $25,000. The total value of shares issued is going to be recognized over the period of one years. As of September 30, 2016, $6,348 stock based compensation expense has been recognized.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for services of being a Director and Chairman of the Board valued at $150,000. The total value of shares issued is going to be recognized over the period of five years. As of September 30, 2016, $6,736 stock based compensation expense has been recognized.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai for services of being a Director of the Board valued at $100,000. The total value of shares issued is going to be recognized over the period of five years. As of September 30, 2016, $4,491 stock based compensation expense has been recognized.

On July 14, 2016, the Company entered into a consulting agreement with Chronos Investments Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 to make better strategic decisions in corporate performance, value creating, macro economical forces and global & local markets. The $25,000 shares issued is recognized as stock based compensation upon issuance.

On July 14, 2016, the Company entered into a consulting agreement with Cygnus Management Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in assisting clients to best benefit from M&A or improving operating and financial efficiency. The $25,000 shares issued is recognized as stock based compensation upon issuance.

On July 15, 2016, the Company entered into a consulting agreement with Silverciti Group Ltd for the term of twelve months. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in asset management. The $25,000 shares issued is recognized as stock based compensation upon issuance.

 Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions
Management and significant stockholders
Tiffany Aguayo	President, CEO and Significant shareholder (Until July 5, 2016)	(i) Advances to the Company, (ii) Office space at no cost	(i) Working capital, (ii) Cost is nominal.

Ming-Shu Tsai	CEO, Director and Significant shareholder	Advances to the Company	Working capital

Ying-Chien Lin	Chairman and Director	Office space at approximately $1,300 per month	Office space

Advances from Related-Parties

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose.

The former president, Co-CEO and significant stockholder of the Company, Tiffany Aguayo, was due $15,216 and $54,800 as of September 30, 2016 and June 30, 2016 from advances made on behalf of the Company. During the three months ended September 30, 2016, the Company borrowed additional $416 from her, and assigned $40,000 of the debt due to her to Growth Point Advisor, an unrelated third party, leaving the ending balance as of September 30, 2016 to be $15,216.

The current CEO and significant stockholder of the Company, Ming-Shu Tsai has advanced the Company $25,791 as of September 30, 2016. The note was denominated in Hong Kong dollar for 200,000.

The above advances from both Co-CEOs are unsecured, non-interest bearing and due on demand.

Office Space

Our principal place of business and corporate offices are located at 1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan. The office space agreement was entered into by the Company’s Chairman for the Company at a rate of approximately $1,300 per month.

Sale of Shares and Change of Control

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

Note 6 - Debt

Convertible Short Term Debt

On July 5, 2016, Tiffany Aguayo, owning approximately 85.8% of the total liabilities as of June 30, 2016, entered into a Debt Assignment Agreement and sold $40,000 of the outstanding debt from advances made on behalf of the Company to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (the “Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. The Note bears an interest rate of 8% per annum, due on July 4 th 2017, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a rate of $0.002 per share. As part of the modification, the Company analyzed the note and determined that the change in term did qualify as a debt extinguishment under ASC 470-50. Therefore a Beneficial Conversion Feature value of this convertible promissory note has been calculated to be $40,000 and the amortization of the debt discount for this period is $9,667.

Short Term Debt

Arc Capital Ltd. has advanced the Company a total of $15,990 for the period from July 1, 2016 to September 30, 2016. This loan currently bears no interest and is due upon demand. The Company is currently under negotiations with Arc Capital Ltd. to determine the terms of this loan that shall be effective once it has been documented and signed by both Arc Capital Ltd. and the Company.

Growth Point Advisors Ltd. has advanced the Company a total of $6,530 for the period from July 1, 2016 to September 30, 2016. This loan currently bears no interest and is due upon demand. The Company is currently under negotiations with Growth Point Advisors Ltd. to determine the terms of this loan that shall be effective once it has been documented and signed by both Growth Point Advisors Ltd. and the Company.

Chronos Investments Ltd. has advanced the Company a total of $575 for the period from July 1, 2016 to September 30, 2016. This loan currently bears no interest and is due upon demand. The Company is currently under negotiations with Chronos Investments Ltd. to determine the terms of this loan that shall be effective once it has been documented and signed by both Chronos Investments Ltd. and the Company.

Note 7 – Subsequent Event

On November 2, 2016, the Company entered into a Debt Agreement with Arc Capital Ltd. for a total amount of $15,900 that was advanced on behalf of the Company by Arc Capital Ltd. for the period from July 1, 2016 to September 30, 2016. The Debt Agreement bears an interest rate of 6% per annum and is due on November 1, 2017.

On November 2, 2016, the Company entered into a Debt Agreement with Growth Point Advisors Ltd. for a total amount of $6,530 that was advanced on behalf of the Company by Growth Point Advisors Ltd. for the period from July 1, 2016 to September 30, 2016. The Debt Agreement bears an interest rate of 6% per annum and is due on November 1, 2017.

On November 2, 2016, the Company entered into a Debt Agreement with Chronos Investments Ltd. for a total amount of $575 that was advanced on behalf of the Company by Chronos Investments Ltd. for the period from July 1, 2016 to September 30, 2016. The Debt Agreement bears an interest rate of 6% per annum and is due on November 1, 2017.

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

The Company is engaged in the touchscreen industry through its Hong Kong subsidiary, incorporated on August 18, 2016, specializing in the design and trading of touchscreen products and services. We also operate a bakery based in California, specializing in freshly-made cakes and cupcakes and also offering other baked goods, as well as hot and cold beverages. On July 18, 2014, we completed a share exchange whereby we acquired all of the issued and outstanding shares of common stock of Sweets & Treats CA. Sweets & Treats CA became our wholly-owned subsidiary and we have operated our business through Sweets & Treats CA since the Share Exchange.

We currently market our touchscreen products primarily through personal referrals, and the baking products primarily through our website, social media and personal referrals. Our plan for the next twelve months calls for reviewing the company’s bakery business and development of the touchscreen business. We anticipate that the cost for developing our touchscreen business will be approximately $250,000. Despite our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

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

On July 7, 2016, Mr. Lin was elected as Chairman and director, and Mr. Ming-Shu Tsai was elected as director and Co-CEO with Tiffany Aguayo.

On August 10, 2016, the Company's Board of Directors approved a change in its Fiscal Year from July 31 to June 30 to be more efficient for administrative purposes. The change in fiscal year became effective for the Company's 2016 fiscal year which began July 1, 2015 and ended June 30, 2016.

 On August 23, 2016, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Incorporation in which the Company confirmed its name change to Atlas Technology International, Inc. and set forth therein the designations for the Series A, B and C Preferred Stock (the bylaws of the Company were not amended to reflect the Certificate of Designations for the Series A, B and C Preferred Stock).

On September 30, 2016, Tiffany Aguayo resigned from all of her positions with the Atlas Technology International, Inc. (the "Company"); namely: Co-Chief Executive Officer; Chief Financial Officer; President and Director. Ms. Aguayo’s resignation is based solely on personal reasons and is not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices. The board of directors is now comprised of the two remaining members. Concurrent with Ms. Aguayo’s resignation, the board of directors appointed Jing Zhou and Yi An Chen as Chief Finance Officer and Chief Technology Officer, respectively.

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

Results of Operations - Three Months Ended September 30, 2016 Compared to Three Months Ended October 31, 2015

We generated revenue of $235,971 and $0 for the three months ended September 30, 2016 and October 31, 2015, respectively. The increase in revenue is mainly attributed to the Company’s entry into the touchscreen industry business. The Company has received orders from one (1) customer for the production of touchscreens per their requirements. The Company designed, located manufacturer and supplier of raw materials, quality checked the products and arranged the delivery of the touchscreen products to the customers. Cost of sales were related mainly to the raw material cost and the manufacturing fees of the touchscreens. We incurred operating expenses of $169,630 and $2,065 for the three months ended September 30, 2016 and October 31, 2015, respectively. The increase is mainly due to the engagement of consultants for services to be provided, engagement of employees, and professional services provided. We incurred R&D expenses of $27,729 and $0 for the three months ended September 30, 2016 and October 31, 2015, respectively. The increase is due to the Company’s entry into the touchscreen industry to develop touchscreens that meet client requirements. We incurred interest expense of $10,407 and $0 for the three months ended September 30, 2016 and October 31, 2015, respectively. The increase is due to the assignment of non-interest bearing debt from a related party and pursuant to that assignment the Company entered into a convertible promissory note bearing interest with the new debt holder which has beneficial conversion feature. We had a net loss of $103,290 and $2,065 for the three months ended September 30, 2016 and October 31, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of $267,341, mainly in accounts receivable. Our liabilities as of September 30, 2016 were $318,252, which comprised of $183,210 in accounts payable, $30,940 in accrued expenses and $73,769 in loans. As of September 30, 2016, we had a working capital deficit of $20,578.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2016:

September 30, 2016	For the Three Months Ended
Net Cash (Used in) Operating Activities	$(46,036)
Net Cash used in Investing Activities	—
Net Cash Provided by Financing Activities	49,302
Net (Decrease) Increase in Cash and Cash Equivalents	3,266

For the three months ended September 30, 2016, we had used $46,036 for operating activities and financing activities provided $49,302. We had a net increase of $3,266 for the three months ended September 30, 2016.

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

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit at September 30, 2016, a net loss and net cash received in operating activities for the reporting period then ended. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of our company for the reporting period ended June 30, 2016 and notes thereto contained in our Registration Statement on Form S-1, of which was declared effective on June 5, 2015.

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

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 82010-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph ###-##-#### establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepaid professional fees, accounts payable, accrued expenses, and customer deposits approximate their fair values because of the short maturity of these instruments.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30. 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Date: November 14, 2016

ATLAS TECHNOLOGY INTERNATIONAL, INC.

/s/ Ming-Shu Tsai
Ming Shu Tsai
Chief Executive Officer
(Principal Executive Officer)

