Form 10-Q/A
period 2016-09-30
Atlas Technology International, Inc.
filed 2017-01-11
CIK 1624982

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

1

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Atlas Technology International, Inc., (the "Company") for the quarter ended September 30, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2016, (the "Original Filing") is being filed solely to indicate by check mark that the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

2

ATLAS TECHNOLOGY INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

3

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

4

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

Date: January 10, 2017

ATLAS TECHNOLOGY INTERNATIONAL, INC.

/s/ Ming-Shu Tsai
Ming Shu Tsai
Chief Executive Officer
(Principal Executive Officer)

