Form 10-Q
period 2016-12-31
Atlas Technology International, Inc.
filed 2017-02-21
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55457

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of organization)	(I.R.S. Employer incorporation or Identification No.)

15260 Ventura Boulevard, Suite 1010

Sherman Oaks, California

(Address of principal executive offices)

(888) 992 8527

(Registrant’s telephone number, including area code)

1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of February 17, 2017, the registrant had 54,553,000 shares of its common stock issued and outstanding, respectively.

i

ATLAS TECHNOLOGY INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Atlas Technology International, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Atlas Technology International, Inc.

Index to the Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets at December 31, 2016 (Unaudited) and June 30, 2016	F-2

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended December 31, 2016 and 2015	F-3

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2016 and 2015	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

Atlas Technology International, Inc.
Consolidated Balance Sheets

	December 31, 2016 (Unaudited)	June 30, 2016
ASSETS
Cash and cash equivalents	$47,866	$228
Accounts receivable, net	982,307	25
Prepaid expenses	7,684	29,753
Inventories	6,243	—
Other current assets	1,290	—

Total Current Assets	1,045,390	30,006

Total Assets	$1,045,390	$30,006

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$724,747	$8,610
Accrued liabilities and other payables	37,427	444
Convertible debt	19,667	—
Short term loans	37,773	—
Loans from related party	219,233	54,800

Total Current Liabilities	1,038,847	63,854

Total Liabilities	1,038,847	63,854

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.00001: 100,000,000 shares authorized; 54,416,000 and 20,900,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016	544	209
Additional paid-in capital	204,530	55,883
Accumulated deficit	(198,531)	(89,940)
Total Stockholders' Equity	6,543	(33,848)

Total Liabilities and Stockholders' Equity	$1,045,390	$30,006

See accompanying notes to the unaudited consolidated financial statements.

Atlas Technology International, Inc.
Consolidated Statements of Operations

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$769,821	$—	$1,005,792	$—
Cost of goods sold	549,400	—	718,291	—
Gross Profit	220,421	—	287,501	—

Operating expenses:
Research and development	95,535	—	123,264	—
Selling, general and administrative expenses	124,832	3,874	266,733	20,658
Total operating expenses	220,367	3,874	389,997	20,658
Gain on disposal of subsidiary	(12,315)	—	(12,315)	—
Income (loss) from operations	12,369	(3,874)	(90,181)	(20,658)

Other income (expenses):
Interest expenses	(11,033)	—	(21,440)	—
Other income	3,030	5,000	3,030	5,000
Total other income (expenses)	(8,003)	5,000	(18,410)	5,000

Net Income (Loss)	$4,366	$1,126	$(108,591)	$(15,658)

Earnings per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	53,442,087	244,800,000	51,469,324	244,786,957
Diluted	53,422,087	244,800,000	51,469,324	244,786,957

See accompanying notes to the unaudited consolidated financial statements.

Atlas Technology International, Inc.
Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,591)	$(15,658)
Adjustments to reconcile net income to net cash used in operating activities
Bad debt expense	23,576	—
Amortization of debt discount	19,667	—
Gain on disposal of entity	(12,315)	—
Gain on cancellation of related party debt	(3,030)	—
Stock issued for service	85,160	—
Stock issued to director and employee	23,822	—
Changes in assets and liabilities:
Accounts receivable	(1,005,592)	—
Inventories	(6,241)	—
Prepaid expenses and other current assets	20,911	(5,230)
Accounts payable	724,525	—
Accrued liabilities and other payables	28,630	(1,445)
Net cash used in operating activities	(209,478)	(22,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid related to disposal of subsidiary	(130)	—
Net cash used in investing activities	(130)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from related party	219,473	28,659
Borrowing from third party	37,773	52
Net cash provided by financing activities	257,246	28,711

Net change in cash and cash equivalents	47,638	6,378
Cash and cash equivalents, beginning of the reporting period	228	998
Cash and cash equivalents, end of the reporting period	$47,866	$7,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Related party advance transferred to convertible loan	$40,000	$—
Beneficial conversion feature	$40,000	$—

See accompanying notes to the unaudited consolidated financial statements.

Atlas Technology International, Inc.

December 31, 2016

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization and Operations

Sweets & Treats, Inc. (“CA Corp”)

Sweets & Treats, Inc. (“Predecessor”) was incorporated on April 13, 2011 under the laws of the State of California. The Predecessor is a bakery shop specializing in freshly-made cakes, cupcakes, desserts and special events catering .

Atlas Technology International, Inc .(“DE Corp”)

Atlas Technology International, Inc .(the “Company”) was incorporated on July 7, 2014 under the laws of the State of Delaware for the sole purpose of acquiring all of the issued and outstanding capital stock of the Predecessor. Upon formation, the Company issued 10,000,000 shares of its common stock to the President of the Company as founder’s shares valued at par value of $0.00001 and recorded as compensation of $100.

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

The accompanying unaudited consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the date of the incorporation of the Predecessor.

On March 11, 2016, the Company entered into certain Spin-Off Agreement with Ms. Aguayo, the majority shareholder, pursuant to which the Shareholder agreed to cancel 14,000,000 pre-split shares of Company's Common stock in exchange for the consummation and execution of the Spin Off agreement and sale of  CA Corp  to Ms. Aguayo. The Spin-Off agreement was not consummated and was replaced by a divestment agreement executed on December 15, 2016. Ms. Aguayo still agreed to cancellation of her shares.

On July 5, 2016, Ms. Aguayo, the majority shareholder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and Lynx Consulting Group Ltd (“LCG”), respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

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

Atlas Tech Trading Limited (“HK Corp”)

Atlas Tech Trading Limited, a wholly-owned subsidiary of the Company, was incorporated on August 18, 2016 under the laws of Hong Kong for the purpose of facilitating business executed in Eastern Asia. 10,000,000 shares of capital stock of the HK Corp were authorized and issued exclusively in exchange for the investment and incorporation of the HK Corp by the DE  Corp . The HK Corp focuses on the touchscreen business. The Company designs the touchscreens, sources manufacturers for the production of the designed touchscreens, inspects the quality of the products manufactured by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

Fiscal year

On August 10, 2016, the Company changed its fiscal year end from July 31 to June 30. As a result of this change, our fiscal year 2016 was an 11-month transition period ending on June 30 , 2016. We reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, we reported the second quarter of fiscal year 2017 as the three and six month period ended December 31, 2016, which included the results of October 2016, the last months of our previously reported first quarter for three month period ended October 31, 2016 .

Disposal of CA Corp

On December 15, 2016, the Company entered into a Divestment Agreement with Ms. Aguayo, the Company’s former Chief Executive Officer, pursuant to which Ms. Aguayo agreed to cancel all amounts due to her by CA Corp in exchange for the acquisition and purchase of all of CA Corp’s business. The transaction was closed on December 15, 2016. The Company determined that disposal of CA Corp, the Predecessor, did not constitute a discontinued operation as it did not represent a strategic shift of the Company’s business.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheet as of June 30, 2016 has been derived from the Company’s Annual Report on Form 10-K for the eleven months ended June 30, 2016. The consolidated financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the eleven months ended June 30, 2016 filed with the SEC on September 27, 2016 .

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the estimates and assumptions utilized are reasonable; however actual results could differ from those estimates.

Stock-based Compensation

We account for the grant of stock options, warrants and restricted stock awards in accordance with ASC 718, "Compensation-Stock Compensation". ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date". The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Accounts Receivable, Net

Accounts receivable are customer obligations due under normal trade terms. In the ordinary course of business, the Company extends unsecured credit to its customers based on their credit-worthiness and history with the Company. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company carries its accounts receivable at cost and uses the allowance method to estimate uncollectible accounts receivable when necessary. Management reviews accounts receivable on a regular basis to determine if any receivables will be uncollectible .

Inventories

Inventories are stated at cost (first-in, first-out). The component of inventories are as follows:

	As of
	December 31, 2016	June 30, 2016
Finished goods	$6,243	$—

The Company does not provide for estimated obsolescence on unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, once written down, is not subsequently written back up, as these adjustments are considered permanent adjustments to the carrying value of the inventory.

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

The Company consolidates the following entities as of December 31, 2016:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Atlas Technology International, Inc.	The State of Delaware	July 7, 2014	100%

Atlas Tech Trading Limited	Hong Kong	August 18, 2016	100%

The unaudited consolidated financial statements include all accounts of the Company and the subsidiary as of reporting period dates and for the reporting periods then ended. All inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company’s business is mainly operated through the HK entity, and operates on a FOB destination model, where sale is recognized once the products have been delivered to the customer.

The Company also follows Section 606-10-55 of the FASB Accounting Standards Codification relating to revenue from contracts with customers for revenue recognition. The Company recognizes gross revenue when the Company: (i) is the primary obligor, (ii) have general inventory risk, (iii) has discretion in establishing the price for the specified products, (iv) changes the product or performs part of the service, (iv) has discretion in supplier selection, (v) is involved in the determination of product specifications, (vi) bears physical loss inventory risk, and (vii) has credit risk. The number of the above criteria met and to which extent shall determine whether the Company considers the revenue to be reported as gross or net .

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” . The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

On November 17, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230):  Restricted Cash.  It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for periods beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

On December 27, 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.  The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $198,531 and net cash used in operating activities as $209,478 for the six months ended December 31, 2016. The Company also had a net loss of $108,591 for the six month period ending December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders' Equity (Deficit )

Common Stock

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing and issued 100,000 shares of its common stock in exchange for services valued at $25,000. The total value of shares issued is going to be recognized over the period of five years. As of December 31, 2016, $12,696 stock based compensation expense has been recognized.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for services of being a Director and Chairman of the Board valued at $150,000. The total value of shares issued is going to be recognized over the period of five years. As of December 31, 2016, $14,293  stock based compensation expense has been recognized.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai for services of being a Director of the Board valued at $100,000. The total value of shares issued is going to be recognized over the period of five years. As of December 31, 2016, $9,529  stock based compensation expense has been recognized.

On July 14, 2016, the Company entered into a consulting agreement with Chronos Investments Ltd. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 to make better strategic decisions in corporate performance, value creating, macro economical forces and global & local markets. The $25,000 shares issued is recognized as stock based compensation upon issuance.

On July 14, 2016, the Company entered into a consulting agreement with Cygnus Management Ltd. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in assisting clients to best benefit from M&A or improving operating and financial efficiency. The $25,000 shares issued is recognized as stock based compensation upon issuance.

On July 15, 2016, the Company entered into a consulting agreement with Silverciti Group Ltd. Under the Agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000 in asset management. The $25,000 shares issued is recognized as stock based compensation upon issuance.

On November 28, 2016, the Company entered into a consulting agreement with 2 individual consultants. The Company issued 1,016,000 shares of its common stock in exchange for services valued at $10,160 in strategic marketing development. The $10,160 shares issued is recognized as stock based compensation upon issuance.

Note 5 – Accounts Receivable, Net

	As of
	December 31, 2016	June 30, 2016
Trade receivable	$1,005,883	$25
Allowance for doubtful accounts	(23,576)	—
Accounts receivable, net	$982,307	$25

An analysis of the allowance for doubtful accounts for the six months ended December 31, 2016 and December 31, 2015 is as follow:

	For six months ended
	December 31, 2016	December 31, 2015
Beginning balance	$—	$—
Addition (recovery) of bad debt expense, net	23,576	—
Ending balance	$23,576	$—

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Ms. Aguayo	Former President, Former CEO and Significant shareholder (Until September 30, 2016)	Divestment of CA entity	Disposal of non-operating business

Ming-Shu Tsai	CEO, Director and Significant shareholder	Advances to the Company	Working capital funding

Jin-Xia Wu	Family member of Ming-Shu Tsai	Office space at approximately $1,300 per month	Providing Office space in Taiwan

Advances from Related-Parties

From time to time, the stockholder of the Company advances funds to the Company for working capital purpose.

The current CEO and significant stockholder of the Company, Ming-Shu Tsai has advanced the Company $219,233 as of December 31, 2016. The note was denominated in Hong Kong dollar for 1,700,000.

The above advances from the CEO is unsecured, non-interest bearing and due on demand.

Office Space

Our principal place of business and corporate offices are located at 1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan. The office is 90 square meters and was rented from Jin-Xia Wu, family member of Ming-Shu Tsai , CEO of the Company, for an approximate amount of $1,300 per month ($10,000 Hong Kong dollars) for the purpose of carrying out research and development operations.

Sale of Shares and Change of Control

On July 5, 2016, Ms. Aguayo, the majority shareholder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On December 15, 2016, the Company entered into a Divestment Agreement with Ms. Aguayo, the Company’s former Chief Executive Officer, pursuant to which Ms. Aguayo agreed to cancel all amounts due to her by CA Corp in exchange for the acquisition and purchase of all of CA Corp’s business. The transaction was closed on December 15, 2016. The Company recorded a gain on disposal of subsidiary of $12,315, and a gain on cancellation of debt of $3,030, for the six month period ended December 31, 2016.

Note 7 – Concentration

During the period from July 1, 2016 to December 31, 2016, the Company purchased all of its inventory from one vendor.

During the period from July 1, 2016 to December 31, 2016, the Company sold a significant amount of products and services to one significant client that accounted for 99% of the total sales of the company.

The Company continually evaluates the credit worthiness of its vendor and customers’ financial condition and has policies to minimize any potential risk

Note 8  – Debt

Convertible  Debt

On July 5, 2016, Ms. Aguayo, owning approximately 85.8% of the total liabilities as of June 30, 2016, entered into a Debt Assignment Agreement and sold $40,000 of the outstanding debt from advances made on behalf of the Company to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (the “Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. The Note bears an interest rate of 8% per annum, due on July 4th 2017, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a rate of $0.002 per share. As part of the modification, the Company analysed the note and determined that the change in term did qualify as a debt extinguishment under ASC 470-50. Therefore a Beneficial Conversion Feature value of this convertible promissory note has been calculated to be $40,000 and the amortization of the debt discount for this period is $19,667.

Short Term Loans

Arc Capital Ltd. has advanced the Company a total of $30,515 for the six month period ended December 31, 2016. The loans bear interest rate of 6%. $15,990 is due on November 1, 2017 and $14,525 is due on December 30, 2017.

Growth Point Advisors Ltd. has advanced the Company a total of $6,530 for the period from July 1, 2016 to December 31, 2016. This loan  bears interest rate of 6% starting from  November 2, 2016 and is due on November 1, 2017.

Chronos Investments Limited  has advanced the Company a total of $575 for the period from July 1, 2016 to December 31, 2016. This loan bears interest rate of 6% starting from November 2, 2016 and is due on November 1, 2017.

Miss C. Zhang  has advanced the Company a total of $153 for the period from July 1, 2016 to December 31, 2016. This loan bears interest rate of 6% starting from December 31, 2016 and is due on December 30, 2017.

Note 9 – Subsequent Events

The Company entered into a consulting agreement with 2 consultants. On January 12 and 13, 2017, the Company issued 137,000 shares of its common stock in exchange for services valued at $1,370 in financial analysis services and analytical services. The $1,370 shares issued are recognized as stock based compensation upon issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) changes in our revenues, gross margins, earnings and new contracts , (ii) prospective strategic expansion opportunities for the company touch screen technologies (iii) our ability to create and protect new patents and intellectual property rights around our touch screen technology (iv) our ability to continue to finance our business should we begin to incur losses and (v) our ability to attract top high level talent in the touch screen and/or high technology industry. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our strategic global expansion plans, strength of our balance sheet, ability to complete financing at favorable terms generate a positive return on our capital expenditures growth of our business including entering into partnerships with strategic players in the industry, and plans to launch a successful marketing, advertising and awareness campaign for our next generation touchscreen technologies. . We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial requirements.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us, any other person or entity that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our financial results could differ materially from those projected in any forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of other competitors infringing on our patents or proprietary technologies, the inability of our management team to adapt to changes in the industry , inability to maintain and/or capture additional market share of the global touchscreen technology industry, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

Overview

The Company develops, designs and distributes its touchscreen-technology. On July 18, 2014, completed a reverse merger with Sweets & Treats, in which Atlas Technology International, Inc. became the surviving entity. On December 15, 2016, the Company sold, assigned, transferred conveyed and delivered the Predecessor to Ms. Aguayo. Ms. Aguayo agreed to forgive all debt owed to her by the Company in consideration for the Predecessor.

Historically, the Company marketed its touchscreen products primarily through a broad distribution network exclusive to the Company’s senior management team. Our plan for the next twelve months calls for the further development of the Company’s touchscreen business. We anticipate that the cost for the further development, expansion and launch of our touchscreen business will be approximately $1,000,000. Despite our plan, we currently have no firm commitments for additional financing and cannot provide assurance that we will realize this goal.

The Company is now in the development stage, its ability to continue as a going concern is dependent upon its ability to obtain additional financing and/or achieve a sustainable profitable level of operations.

Recent Development

On July 5, 2016, Ms. Aguayo, the majority shareholder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG directly, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On July 7, 2016, Mr. Lin was elected as Chairman and director, and Mr. Ming-Shu Tsai was elected as director and Co-CEO, overseeing the Company’s operations with Ms. Aguayo.

On August 10, 2016, the Company's Board of Directors approved a change in its Fiscal Year from July 31 to June 30 for administrative purposes. The change in fiscal year became effective for the Company's 2016 fiscal year which began July 1, 2015 and ended June 30, 2016.

On August 23, 2016, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware in which the Company confirmed its name change to Atlas Technology International, Inc. and set forth therein the designations for the Series A, B and C Preferred Stock (the bylaws of the Company were not amended to reflect the Certificate of Designations for the Series A, B and C Preferred Stock).

12

On September 30, 2016, Ms. Aguayo resigned from all of her positions with Atlas Technology International, Inc. (the "Company"); namely: Co-Chief Executive Officer; Chief Financial Officer; President and Director. Ms. Aguayo’s resignation is based solely on personal reasons and is not the result of any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices. The Board of Directors is now comprised of the two remaining members. Concurrent with Ms. Aguayo’s resignation, the Board of Directors appointed Jing Zhou and Yi An Chen as Chief Financial Officer and Chief Technology Officer, respectively.

On December 15, 2016, the Company sold, assigned, transferred, conveyed and delivered Sweets & Treats of the State of California (S&T (CA)) to Ms. Aguayo. Ms. Aguayo accepted and purchased all of the business and assets outstanding, totaling $265; assumed, and agreed to perform, and otherwise pay, satisfy and discharge all existing and future liabilities and obligations of S&T (CA) business, totaling $499. Ms. Aguayo agreed to forgive all debt owned by the Company to Ms. Aguayo, totaling $15,105. As more particularly set forth in the Divestment Agreement, filed as an Exhibit of the Current Report 8-K filed on December 19, 2016.

Plan of Operations

Our goal is to further enhance our proprietary touchscreen technology to a level where we believe, due primarily to its technological advantages, it will be able to rapidly capture and expand its market share of the global touchscreen industry following its official global launch. Following its global launch, the Company will seek to build a global reputation for its touchscreen products while developing a blue-chip, global client base. We anticipate the cost for developing our touchscreen business will be approximately $1,000,000 within the next 12 months. We have no commitments for any financing and cannot provide assurance that we will realize this goal.

If we are unable to build a sustainable customer base, we will cease our development and/or marketing operations until we able to raise sufficient capital to continue as an ongoing concern. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. We intend to raise additional capital through various financial mechanisms, including both debt and equity instruments, but there is no assurance that we will be able to raise any capital. If we require additional cash but are unable to raise it, we will either suspend our marketing operations until we are able to raise the necessary capital, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations - Three and Six Months Ended December 31, 2016 Compared to Three and Six Months Ended December 31, 2015

We generated revenue of $769,821 and $0, and $1,005,792 and $0 for the three and six months ended December 31, 2016 and 2015, respectively. The increase in revenue is mainly attributed to the Company’s entry into the touchscreen industry business. The Company has received orders from three (3) customers for the production of touchscreens per their requirements. The Company designs the touchscreens, source manufacturers for the production of the designed touchscreens, inspects the quality of the products manufactured by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

We incurred cost of goods sold as $549,400 and $0, and $718,291 and $0 for the three and six months ended December 31, 2016 and 2015, respectively. Cost of goods sold were related mainly to the touchscreen products purchased from sourced manufacturers for sale.

We incurred operating expenses of $220,367 and $3,874, and $389,997 and $20,658 for the three and six months ended December 31, 2016 and 2015, respectively. The increase is mainly due to the engagement of consultants for services to be provided, engagement of employees, and professional services provided.

We incurred interest expense of $11,033 and $0, and $21,440 and $0 for the three and six months ended December 31, 2016 and 2015, respectively. The increase is due to the assignment of non-interest bearing debt from a related party and pursuant to that assignment the Company entered into a convertible promissory note bearing an interest rate of 8% per year with the new debt holder which has beneficial conversion feature as well as a number of non-convertible debt with third parties the Company had entered into and outstanding for six months ended December 31, 2016 of $37,773 and bear an interest rate of 6%.

We had a net income of $4,366 and $1,126, and loss of $108,591 and $15,658 for the three and six months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had total assets of $1,045,390, mainly in accounts receivable. Our liabilities as of December 31, 2016 were $1,038,847, which comprised of $724,747 in accounts payable, $37,427 in accrued liabilities and other payables, $37,773 in short term loans, $19,667 in convertible loans and $219,233 in loans from related parties. As of December 31, 2016, we had a working capital of $6,543.

13

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2016:

For the Six Months Ended December 31, 2016
Net cash used in operating activities	$(209,478)
Net cash used in investing activities	(130)
Net cash provided by financing activities	257,246
Net (decrease) increase in cash and cash equivalents	47,638

For the six months ended December 31, 2016, we had used $209,478  for operating activities, used $130 for investing activities and financing activities provided $257,246 cash flow to us.  We had a net increase of $47,638 for the six months ended December 31, 2016.

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

Item 4. Management’s Report on Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Inherent Limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our six months period ended December 31, 2016, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

14

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

15

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNOLOGY INTERNATIONAL, INC.

Date: February 21, 2017		/s/ Ming-Shu Tsai
	Name:	Ming-Shu Tsai
Chief Executive Officer
(Principal Executive Officer)

16