Form 10-Q
period 2016-03-31
Atlas Technology International, Inc.
filed 2017-05-15
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55457

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of organization)	(I.R.S. Employer incorporation of Identification No.)

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

Yes☐ No ☒

As of May 15, 2017, the registrant had 54,645,084 shares of its common stock issued and outstanding, respectively.

i

ATLAS TECHNOLOGY INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Atlas Technology International, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Atlas Technology International, Inc.

Index to the Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets at March 31, 2017 (Unaudited) and June 30, 2016	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended March 31, 2017 and 2016	F-3

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2017 and 2016	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

Atlas Technology International, Inc.

Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,122	$228
Accounts receivable, net	1,675,634	25
Prepaid expenses	21,648	29,753
Other current assets	1,282	—
Total Current Assets	1,731,686	30,006
Total Assets	$1,731,686	$30,006

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$1,078,794	$8,610
Accrued liabilities and other payables	184,260	444
Convertible debt	29,667	—
Due to related party	1,567	—
Short term loans	117,118	—
Loans from related party	182,051	54,800
Total Current Liabilities	1,593,457	63,854
Total Liabilities	1,593,457	63,854

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock par value $0.00001: 10,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Series B preferred stock par value $0.00001: 250,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Series C preferred stock par value $0.00001: 250,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Common stock par value $0.00001: 100,000,000 shares authorized; 54,645,084 and 20,900,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	546	209
Additional paid-in capital	240,320	55,883
Accumulated deficit	(102,639)	(89,940)
Accumulated other comprehensive income	2	—
Total Stockholders' Equity	138,229	(33,848)
Total Liabilities and Stockholders' Equity	$1,731,686	$30,006

See accompanying notes to the unaudited consolidated financial statements

Atlas Technology International, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,393,365	$—	$2,399,157	$—
Cost of goods sold	925,949	—	1,644,240	—
Gross profit	467,416	—	754,917	—

Operating expenses:
Research and development	160,038	—	283,302	—
Selling, general and administrative expenses	202,507	16,272	469,240	36,930
Total operating expenses	362,545	16,272	752,542	36,930
Gain on disposal of subsidiary	—	—	(12,315)	—
Income (loss) from operations	104,871	16,272	14,690	(36,930)
Other income (expenses):
Interest expenses	(11,738)	—	(33,178)	—
Other income	2,759	—	5,789	5,000
Total other income (expenses)	(8,979)	—	(27,389)	5,000

Net income (loss)	$95,892	$(16,272)	$(12,699)	$(31,930)

Other comprehensive income	2	—	2	—

Total comprehensive income (loss)	$95,894	$(16,272)	$(12,697)	$(31,930)

Earnings per common share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares:
Basic	54,549,066	228,515,200	52,480,132	195,564,800
Diluted	54,549,066	228,515,200	52,480,132	195,564,800

See accompanying notes to the unaudited consolidated financial statements

Atlas Technology International, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,699)	$(31,930)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	25,535	—
Amortization of debt discount	29,667	—
Gain on disposal of entity	(12,315)	—
Gain on cancellation of related party debt	(3,030)	—
Gain on forgiveness of interest	(1)	—
Stock issued for services	108,629	—
Stock issued to director and employee	36,145	—
Changes in assets and liabilities:
Accounts receivable	(1,701,169)	32
Prepaid expenses and other current assets	102,961	(9,317)
Accounts payable	1,093,352	—
Accrued liabilities and other payables	184,269	1,055
Net cash used in operating activities	(148,656)	(40,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid related to disposal of subsidiary	(130)	—
Net cash used in investing activities	(130)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from related party	218,254	40,013
Repayment to related party	(35,897)	—
Repayment of loans	(678)	—
Net cash provided by financing activities	181,679	40,013

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	—
Net change in cash and cash equivalents	32,894	(147)
Cash and cash equivalents, beginning of the reporting period	228	998
Cash and cash equivalents, end of the reporting period	$33,122	$851

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:	—	—
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Related party advance transferred to convertible debt	$40,000	$—
Beneficial conversion feature	$40,000	$—
Expense paid by others	$117,796	$—
Expense paid by related party	$1,568	$—

See accompanying notes to the unaudited consolidated financial statements

Atlas Technology International, Inc.

March 31, 2017

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization and Operations

Sweets & Treats, Inc. (“Predecessor”)

Sweets & Treats, Inc. (“Predecessor”), a bakery out of Sylmar, California was incorporated on April 13, 2011 under the laws of the State of California. The Predecessor is a bakery shop specializing in freshly-made cakes, cupcakes, desserts and special events catering and was traded as a public company under the ticker symbol “SWTS” on the OTCQB markets.

Atlas Technology International, Inc. (“Company”)

Atlas Technology International, Inc. (the “Company”), a high-tech touch screen company based out of Sherman Oaks, California, was incorporated on July 7, 2014 under the laws of the State of Delaware. The Company is a rapidly growing provider of touch screen technologies to a vertically and geographically diversified blue-chip client base. Upon formation, the Company issued 10,000,000 shares of its common stock to Ms. Aguayo (the “Founder”) of the Company as Founder’s shares valued at par value of $0.00001 and recorded as compensation of $100.

On July 18, 2014, the Company acquired the Predecessor through the issuance of 5,000,000 shares of the Company’s common stock to the Founder of the Predecessor for all of the Predecessor’s issued and outstanding capital stock. No value was given to the common stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $0.00001 par value and paid in capital was recorded as a negative amount of ($50). The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Predecessor, which were recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the Predecessor’s undistributed retained earnings of $942 at July 17, 2014 to additional paid-in capital.

On March 11, 2016, the Company entered into certain Spin-Off Agreement with the Founder, the majority shareholder, pursuant to which the Shareholder agreed to cancel 14,000,000 pre-split shares of Company's Common stock in exchange for the consummation and execution of the Spin Off agreement and sale of the Predecessor to the Founder. The Spin-Off agreement was not consummated and was replaced by a divestment agreement executed on December 15, 2016. The founder still agreed to cancellation of her shares.

On July 5, 2016, the Founder, the majority shareholder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and Lynx Consulting Group Ltd (“LCG”), respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

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

Atlas Tech Trading Limited (“Atlas Trading”)

Atlas Tech Trading Limited (“Atlas Trading”), a wholly-owned subsidiary of the Company, was incorporated on August 18, 2016 under the laws of Hong Kong for the purpose of facilitating the Company’s business growth strategy across Eastern Asia. 10,000,000 shares of capital stock of Atlas Trading were authorized and issued exclusively in exchange for the investment and incorporation of Atlas Trading by the Company. Atlas Trading uses the Company’s proprietary touch screen technologies to design touch screen solutions for its growing global client base. The Company’s primary business activities are to design touchscreens, source manufacturers for the production of the designed touchscreens, inspects and ensures the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

Atlas Technology Shenzhen Trading Co., Ltd. (“Atlas China”)

Atlas Technology Shenzhen Trading Co., Ltd. (“Atlas China”), a wholly-owned subsidiary of Atlas Trading, was incorporated under the laws of China for the purposes of facilitating the Company’s expansion into China’s untapped market, decreasing the Company’s dependency on existing exporters/distributors and improving margins.

Fiscal Year

On August 10, 2016, the Company changed its fiscal year end from July 31 to June 30. As a result of this change, our fiscal year 2016 was an 11-month transition period ending on June 30, 2016. We reported our quarterly results in our Quarterly Reports on Form 10-Q based on our new fiscal calendar. Accordingly, our results for the nine-month period ended March 31, 2017 included the results of July 2016, the last month of our previously reported fiscal year 2016.

Disposal of Predecessor

On December 15, 2016, the Company entered into a Divestment Agreement with the Founder, who was then the Company’s Chief Executive Officer, pursuant to which the Founder agreed to cancel all amounts due to her by the Predecessor in exchange for the acquisition and purchase of all of the Predecessor’s business. The transaction was closed on December 15, 2016. The Company determined that disposal of the Predecessor, did not constitute a discontinued operation as it did not represent a strategic shift of the Company’s business.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheet as of June 30, 2016, has been derived from the Company’s Annual Report on Form 10-K for the eleven months ended June 30, 2016. The consolidated financial statements included in this Quarterly Report should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the eleven months ended June 30, 2016 filed with the SEC on September 27, 2016.

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

Research and development

Research and development costs are charged to expense as incurred. Research and development costs for the nine months ended March 31, 2017 and 2016 were $283,302 and $0, respectively.

Accounts Receivable, Net

Accounts receivable are customer obligations due under normal trade terms. In the ordinary course of business, the Company extends unsecured credit to its customers based on their credit-worthiness and history with the Company. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company carries its accounts receivable at cost and uses the allowance method to estimate uncollectible accounts receivable when necessary. Management reviews accounts receivable on a regular basis to determine if any receivables will be uncollectible.

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

The Company consolidates the following subsidiaries as of March 31, 2017:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Atlas Tech Trading Limited (subsidiary)	Hong Kong	August 18, 2016	100%

Atlas Technology Shenzhen Trading Co., Ltd. (subsidiary)	Shenzhen, China	March 23, 2017	100%

The unaudited consolidated financial statements include all accounts of the Company and its subsidiaries as of reporting period dates and for the reporting periods then ended. All inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company’s business is mainly operated through Atlas Trading, and operates on a FOB destination model, where sale is recognized once the products have been delivered to the customer.

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

Foreign Currency Translation

The accompanying consolidated financial statement are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of the Company is United States dollar, the functional currency of Atlas Trading located in Hong Kong is Hong Kong Dollars (“HKD”), and the functional currency of Atlas China located in China is Renminbi (“RMB”). For Atlas Trading, financial positions and the results of operations and the statement of cash flows are translated at a fix exchange rate due the period and at the end of period, as HKD is being pegged to the U.S. Dollar. For Atlas China, the results of operations and the statement of cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the unified exchange rates at the end of period, and equity denominated in the functional currency is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of income.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts businesses in Hong Kong through Atlas Trading and China through Atlas China, and is subject to tax in the subsidiaries own jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company has not recognized any income tax expenses and a provision for income tax, as the profit of the Atlas Trading are derived from outside of Hong Kong and as such does not qualify as assessable profit for taxation.

The Company has not recognized any income tax expenses and a provision for income tax, as Atlas China did not engage in any business activities during the period from inception to March 31, 2017.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

On November 17, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for periods beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

On December 27, 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

Note 3 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $102,639 and net cash flows used in operating activities of $148,656 for the nine months ended March 31, 2017. The Company also had a net loss of $12,699 for the nine months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders' Equity (Deficit)

Common Stock

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing for various public relations and business development services in exchange for 100,000 shares of its common stock valued at $25,000. The total value of shares issued will be recognized over a period of one year. As of March 31, 2017, $18,906 stock based compensation expense had been recognized.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for his services as the Company’s Chairman of the Board valued at $150,000. The total value of the shares issued will be recognized over a period of five years. As of March 31, 2017, $21,687 stock based compensation expense had been recognized.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai (“Matthew Tsai”) for his services as the Company’s Chief Executive Officer and as a Board Member valued at $100,000. The total value of the shares issued will be recognized over a period of five years. As of March 31, 2017, $14,458 stock based compensation expense has been recognized.

On July 14, 2016, the Company entered into a consulting agreement with Chronos Investments Ltd. for various services including, but not limited to, strategic mergers and decisions related to the Company’s corporate performance, strategies related to macro and micro economical forces, development of new revenue channels, and the overall creation of shareholder value. Under the terms of this agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000, which was recognized as stock based compensation upon its issuance.

On July 14, 2016, the Company entered into a consulting agreement with Cygnus Management Ltd. for various services including, but not limited to, the pursuit of strategic mergers and acquisitions and/or partnerships, and improvement of financial efficiencies. Under the terms of this agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000, which was recognized as stock based compensation upon its issuance.

On July 15, 2016, the Company entered into a consulting agreement with Silverciti Group Ltd. for various asset management services. Under the terms of this agreement, the Company issued 2,500,000 shares of its common stock in exchange for services valued at $25,000, which was recognized as stock based compensation upon its issuance.

On November 28, 2016, the Company entered into consulting agreements with two individual consultants for a new strategic marketing development. On December 29, 2016, the Company issued 1,016,000 shares of its common stock in exchange for services valued at $10,160 in strategic marketing development. On, March 17, 2017, the Company further issued 92,084 shares of its common stock in exchange for services valued at $22,099 in strategic marketing development. The aggregate amount of $32,259 shares issued was recognized as stock based compensation upon its issuance.

On December 28, 2016, the Company entered into a consulting agreement with an individual consultant for analytic services in exchange for 37,000 shares of its common stock valued at $370, which was recognized as stock based compensation upon its issuance on January 12, 2017.

On January 3, 2017, the Company entered into a consulting agreement with an individual consultant for financial analysis services in exchange for 100,000 shares of its common stock valued at $1,000 in financial analysis, which was recognized as stock based compensation upon its issuance on January 13, 2017.

Note 5 – Accounts Receivable, Net

	As of
	March 31, 2017	June 30, 2016
Trade receivable	$1,701,169	$25
Allowance for doubtful accounts	(25,535)	—
Accounts receivable, net	$1,675,634	$25

An analysis of the allowance for doubtful accounts for the nine months ended March 31, 2017 and March 31, 2016 is as follow:

	For the nine months ended
	March 31, 2017	March 31, 2016
Beginning balance	$—	$—
Addition of bad debt expense, net	25,535	—
Ending balance	$25,535	$—

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business purpose of Transactions
Tiffany Aguayo	Founder, Former President and Former CEO (Until September 30, 2016)	Divestiture of Predecessor	Disposal of non-operating business

Ming-Shu Tsai	Chief Executive Officer, Board member, and significant shareholder	Advances to the Company	Working capital funding

Jin-Xia Wu	Family member of Ming-Shu Tsai	Office space at approximately $1,300 per month	Providing Office space in Taiwan

Sale of Shares and Change of Ownership

On July 5, 2016, Ms. Aguayo, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

Ms. Aguayo advanced $305 to the Company in October, 2016, the advance was non-interest bearing and due on demand.

On December 15, 2016, the Company entered into a Divestment Agreement with Ms. Aguayo, pursuant to which Ms. Aguayo agreed to cancel all amounts due to her by the Company in exchange for the acquisition and purchase of all of the Predecessor’s business. The transaction was closed on December 15, 2016. The Company recorded a gain on disposal of subsidiary of $12,315, and a gain on cancellation of debt of $3,030, for the nine-month period ended March 31, 2017.

Advances from Related-Parties

From time to time, certain officers of the Company advances funds to the Company for working capital purpose.

Ming-Shu Tsai, Chief Executive Officer and significant shareholder, advanced Atlas Trading a total of $217,949 and paid $1,568 operating expense on behalf of Atlas China for the nine-month period ending March 31, 2017. Both amounts are non-interest bearing and due on demand. As of March 31, 2017, $35,898 of the advance was repaid. The balance of advance was $182,051 included in loans from related parties, and balance of $1,567 was included in due to related party.

Office Space

One of the Company’s office is located at 1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan. The office is rented from Jin-Xia Wu, a family member of Ming-Shu Tsai, for approximately $1,300 per month ($10,000 Hong Kong dollars). The space of the office is 90 square meters, and the purpose of this office is to continue to focus on the Company’s research and development efforts.

Note 7 – Concentration

During the period from July 1, 2016 to March 31, 2017, the Company purchased all of its inventory from one vendor.

During the period from July 1, 2016 to March 31, 2017, the Company sold a significant amount of products to two significant clients that accounted for 85.1% and 12.0% individually and an aggregate of 97.1% of the total sales of the Company.

The Company continually evaluates the credit worthiness of its vendor and customers’ financial condition and has policies to minimize any potential risk.

Note 8 – Debt

Convertible Debt

On July 5, 2016, Ms. Aguayo, owning approximately 85.8% of the total liabilities as of June 30, 2016, entered into a Debt Assignment Agreement and sold $40,000 of the outstanding debt from advances made on behalf of the Company to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (the “Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. The Note bears an interest rate of 8% per annum, due on July 4th 2017, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a rate of $0.002 per share. As part of the modification, the Company analyzed the note and determined that the change in term did qualify as a debt extinguishment under ASC 470-50. Therefore, a Beneficial Conversion Feature value of this convertible promissory note has been calculated to be $40,000 and the amortization of the debt discount for the nine-month period is $29,667. The aggregate amount of interest due on the principal amount is $2,336.

Short Term Loans

For the nine-month period ended March 31, 2017,  The Company obtained short-term loans from six creditors for total amount of $117,796, of which were all paid directly to vendors. The Company repaid $678 in the same period ended March 31, 2017. The loans bear interest rate of 6% APR compounded monthly. A summary of balance of loans as of March 31, 2017 is presented below:

Creditors	Due Dates	Balance
Arc Capital Ltd.	From November 1, 2017 to February 28, 2018	$75,013
Growth Point Advisors Ltd.	November 1, 2017	6,530
Chronos Investments Limited	November 1, 2017	575
Lynx Consulting Group Ltd.	From January 31, 2018 to February 28, 2018	35,000
		$117,118

For the nine-months ended March 31, 2017, the Company recognized interest expense incurred from these loans for the amount of $3,511. As a result of loan repayments, the Company also recognized a gain on forgiveness of interest of $1, included in other income. As of March 31, 2017, interest payable of $3,510 was included in Accrued liabilities and other payables.

Note 9 – Subsequent Events

ARC Capital Ltd. has advanced the Company a total of $1,244 in May 2017. The Company has not entered into a written agreement with ARC Capital Ltd. relating to this advance and plans to do so on May 31, 2017.

Cygnus Management Ltd. has advanced the Company a total of $6,875 on April 18, 2017. This loan bears interest rate of 6% APR compounded monthly, beginning on May 1, 2017 and due on May 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) changes in our revenues, gross margins, earnings and new contracts, (ii) prospective strategic expansion opportunities for the company touch screen technologies (iii) our ability to create and protect new patents and intellectual property rights around our touch screen technology (iv) our ability to continue to finance our business should we begin to incur losses and (v) our ability to attract top high level talent in the touch screen and/or high technology industry. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our strategic global expansion plans, strength of our balance sheet, ability to complete financing at favorable terms generate a positive return on our capital expenditures growth of our business including entering into partnerships with strategic players in the industry, and plans to launch a successful marketing, advertising and awareness campaign for our next generation touchscreen technologies. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial requirements.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in the factors or assumptions affecting our forward-looking statements.

Our financial results could differ materially from those projected in any forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of other competitors infringing on our patents or proprietary technologies, the inability of our management team to adapt to changes in the industry, inability to maintain and/or capture additional market share of the global touchscreen technology industry, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally that may impact our business.

Overview

Atlas Technology develops, designs and distributes its touchscreen-technology to a blue-chip client base. On July 18, 2014, the Company completed a reverse merger with Sweets & Treats, in which Atlas Technology International, Inc. became the surviving entity. On December 15, 2016, the Company sold, assigned, transferred conveyed and delivered the Predecessor to the Founder. The Founder agreed to forgive all debt owed to her by the Company in consideration for the Predecessor.

Historically, the Company marketed its touchscreen products primarily through a broad distribution network of distributors exclusive to the Company’s senior management team. Our plan for the next twelve months calls for the further development of the Company’s touchscreen business and customer network. We anticipate that the cost for the further development, expansion and launch of our new strategic plan for the touchscreen business will be approximately $1,000,000.

Recent Development

On July 5, 2016, the Founder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG directly, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On July 7, 2016, Mr. Lin was elected as Chairman and director, and Mr. Ming-Shu Tsai was elected as director and Co-CEO, overseeing the Company’s operations with the Founder.

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

On September 30, 2016, the Founder resigned from all of her positions with Atlas Technology International, Inc. (the "Company”). The Founder’s resignation is based solely on personal reasons and is not the result of any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices. The Board of Directors is now comprised of the two remaining members. Concurrent with the Founder’s resignation, the Board of Directors appointed Jing Zhou and Yi An Chen as Chief Financial Officer and Chief Technology Officer, respectively.

On December 15, 2016, the Company sold, assigned, transferred, conveyed and delivered the Predecessor to the Founder. The Founder accepted and purchased all of the business and assets outstanding, totaling $265; assumed, and agreed to perform, and otherwise pay, satisfy and discharge all existing and future liabilities and obligations of the Predecessor’s business, totaling $499. The Founder agreed to forgive all debt owned by the Company to the Founder, totaling $15,105. As more particularly set forth in the Divestment Agreement, filed as an Exhibit of the Current Report 8-K filed on December 19, 2016.

On March 23, 2017, Atlas China, a wholly-owned subsidiary of Atlas Trading, was incorporated under the laws of China in order to expand direct sales to more clients throughout China, lowering dependency on existing exporters/distributors, improving margins and exploiting the increasing demand for touchscreens in China.

12

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

We are dependent on the timely receipt of our accounts receivables to fund our ongoing operations and execute our business plan. If we are unable to timely receive our accounts receivable, we will require capital investment or other financing to fund our ongoing operations and to execute our business plan. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. If we are not successful in generating sufficient revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Results of Operations - Three and Nine Months Ended March 31, 2017 Compared to Three and Nine Months Ended March 31, 2016

We generated revenue of $1,393,365 and $0, and $2,399,157 and $0 for the three and nine months ended March 31, 2017 and 2016, respectively. The increase in revenue is mainly attributed to the Company’s entry into the touchscreen industry business. The Company has received orders from four (4) customers for the production of touchscreens per their requirements. The Company designs the touchscreens, source manufacturers for the production of the designed touchscreens, inspects the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

We incurred cost of goods sold as $925,949 and $0, and $1,644,240 and $0 for the three and nine months ended March 31, 2017 and 2016, respectively. Cost of goods sold were related mainly to the touchscreen products purchased from sourced manufacturers for sale.

We incurred operating expenses of $362,545 and $16,272, and $752,542 and $36,930 for the three and nine months ended March 31, 2017 and 2016, respectively. The increase is mainly due to the cost of consultants, additional employees, and professional services related to being a publicly-traded company.

We incurred interest expense of $11,738 and $0, and $33,178 and $0 for the three and nine months ended March 31, 2017 and 2016, respectively. The increase is due to the assignment of non-interest bearing debt from a related party and pursuant to that assignment the Company entered into a convertible promissory note bearing an interest rate of 8% per year with the new debt holder which has beneficial conversion feature as well as a number of non-convertible debt with third parties the Company had entered into and are outstanding ended March 31, 2017 of $117,118 and bear an interest rate of 6% APR compounded monthly that are due between the dates of November 2017 and March 2018.

We had a net income (loss) of $95,892 and ($16,272), and loss of $12,699 and $31,930 for the three and nine months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had total assets of $1,731,686, mainly in accounts receivable. Our liabilities as of March 31, 2017, were $1,593,457, which comprised of $1,078,794 in accounts payable, $184,260 in accrued liabilities and other payables, $117,118 in short term loans, $1,567 due to related party, $29,667 in convertible loans and $182,051 in loans from related parties. As of March 31, 2017, we had a working capital of $138,229.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2017:

For the Nine Months Ended March 31, 2017
Net cash used in operating activities	$(148,656)
Net cash used in investing activities	(130)
Net cash provided by financing activities	181,679
Effect of exchange rate changes on cash	1
Net (decrease) increase in cash and cash equivalents	$32,894

We are dependent on the timely receipt of our accounts receivables to fund our ongoing operations and execute our business plan. If we are unable to timely receive our accounts receivable, we will require capital investment or other financing to fund our ongoing operations and to execute our business plan. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. If we are not successful in generating sufficient revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are a smaller reporting company.

13

Item 4. Management’s Report on Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our three-month period ended March 31, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

14

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

ATLAS TECHNOLOGY INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Ming-Shu Tsai
	Name:	Ming-Shu Tsai
Chief Executive Officer
(Principal Executive Officer)

16