Form 10-K
period 2017-06-30
Atlas Technology International, Inc.
filed 2017-09-28
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55457

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15260 Ventura Boulevard, Suite 1010 Sherman Oaks, California	91430
(Address of principal executive offices)	(Zip Code)

888-999-8527
Registrant’s telephone number, including area code

Securities pursuant to Section 12(b) of the Exchange Act:

None		None
Title of each class		Name of each exchange on which registered

Common Stock, par value $0.00001 per share
Securities registered pursuant to Section 12(g) of the Exchange Act

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

As of September 26, 2017, the number of shares of common stock of the registrant issued and outstanding are 56,120,290.

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

We cannot predict all such risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such forward-looking statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows and financing plans, and any other statements that are not historical facts.

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “the Registrant,” “our Company,” “the Company” or “Atlas Technology” are to Atlas Technology International, Inc., a Delaware corporation. “Atlas Trading” are to Atlas Tech Trading Limited, a corporation incorporated under the laws of Hong Kong. “Atlas China” are to Atlas Technology Shenzhen Trading Co., Ltd. a wholly owned subsidiary of Atlas Trading in China, “Atlas Cayman Island” are to Atlas Tech Limited, a wholly owned subsidiary of Atlas Technology. Unless the context otherwise requires, all references to (i) “Sweets &Treats” or “the Predecessor” are to Sweets and Treats, Inc.; (ii) “Matthew Tsai,”; “CEO,” “Co-CEO” are to Ming-Shu Tsai; “Chairman” are to Ying-Chien Lin; “The Founder ,”“The Former CEO” and “The shareholder” are to Tiffany Aguayo (iii) “PRC” and “China” are to the People’s Republic of China; (iv) “U.S. dollar,” “$” and “US$” are to United States dollars; (v) “RMB” are to Renminbi Yuan of China; (vi) “HKD” are to Hong Kong dollars; (vii) “Securities Act” are to the Securities Act of 1933, as amended; and (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

PART I

Item 1. Business.

Overview

The Company develops, designs and distributes its touchscreen-technology to a blue-chip client base. On July 18, 2014, the Company completed a reverse merger with the Predecessor, in which the Company became the surviving entity. On December 15, 2016, the Company sold, assigned, transferred conveyed and delivered the Predecessor to the Founder. The Founder agreed to forgive all debt owed to her by the Company in consideration for the Predecessor.

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

Our Product & Services

We design capacitive touchscreen based on our customer’s requirements for rear view mirrors, watches, printers, coffee machines, GPS and other electronic products. A quality assured manufacturer with the technical know-how is then engaged for the production of these newly designed products for our customers.

Brand

The Company has yet to establish “Atlas” as a renowned brand but intends to develop it so that it too will stand for quality, innovation and service. The Company’s services surround the design and selling of customized touchscreens. We operate in a competitive market but we believe that our designs to customer requirements give us a competitive advantage over some of our competitors.

Marketing and Promotion

Our marketing efforts are comprised primarily of online social media and word of mouth advertising geared toward building brand recognition and brand differentiation. We aim to build ourselves to be a leader in the touchscreen market, and attempt to reinforce on a consistent basis that it should be a destination of choice for especially premium-quality touchscreens.

Competition

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

Employees

We presently have five employees apart from our officers.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

The company has applied two patents, of which are about to complete the registration process and one is expected to be finished deploying soon. We may apply for more patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

The Company’s principal executive office and mailing address is 15260 Ventura Boulevard, Suite 1010 Sherman Oaks, California. Our telephone number is (888) 992-8527. The Company has been provided the office space based on a lease agreement.

Entities	Office Address
Atlas Technology International, Inc.	15260 Ventura Boulevard, Suite 1010 Sherman Oaks, California
Atlas Tech Trading Limited	1/F No.103 Xin Yi Road Lu Zhou District Xin Bei, Taiwan
Atlas Technology Shenzhen Trading Co., Ltd	Shanzuitou Building, South Junhua Road, Longhua District, Shenzhen, China

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTC Markets under the symbol “ATLT.” There has been no established public trading market for our common stock. The Company’s shares of common stock are now listed with the OTCQB of the OTC Markets under the symbol “ATLT”; however, management does not expect any established trading market to develop in our shares of common stock unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. With the exception of the shares outlined below under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” all current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144; these listed persons’ shares are subject to the resale limitations outlined below under the heading “Rule 144.”

Our common stock is quoted on the OTCQB tier of the OTC Markets Group under the symbol “ATLT”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

Holders of Capital Stock

As of the date of this Annual Report, we had 43 holders of our common stock.

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

Business Overview

The Company develops, designs and distributes its touchscreen-technology to a blue-chip client base. On July 18, 2014, the Company completed a reverse merger with the Predecessor, in which the Company became the surviving entity. On December 15, 2016, the Company sold, assigned, transferred conveyed and delivered the Predecessor to the Founder. The Founder agreed to forgive all debt owed to her by the Company in consideration for the Predecessor.

Historically, the Company marketed its touchscreen products primarily through a broad distribution network of distributors exclusive to the Company’s senior management team. Our plan for the next twelve months calls for the further development of the Company’s touchscreen business and customer network. We anticipate that the cost for the further development, expansion and launch of our new strategic plan for the touchscreen business will be approximately $1,000,000

Recent Development

On July 5, 2016, the Founder, owning approximately 76.9% of the total issued and outstanding shares of the Company, entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG directly, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Ying-Chien Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On July 7, 2016, Mr. Ying-Chien Lin was elected as Chairman and director, and Mr. Ming-Shu Tsai was elected as director and Co-CEO, overseeing the Company’s operations with the Founder.

On August 10, 2016, the Company's Board of Directors approved a change in its Fiscal Year from July 31 to June 30 for administrative purposes. The change in fiscal year became effective for the Company's 2016 fiscal year which began July 1, 2015 and ended June 30, 2016.

On August 18, 2016, Atlas Tech Trading Limited (“Atlas Trading”), a wholly-owned subsidiary of the Company, was incorporated under the laws of Hong Kong for the purpose of facilitating the Company’s business growth strategy across Eastern Asia. 10,000,000 shares of capital stock of Atlas Trading were authorized and issued exclusively in exchange for the investment and incorporation of Atlas Trading by the Company.

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

On March 23, 2017, Atlas Technology Shenzhen Trading Co., Ltd, a wholly-owned subsidiary of Atlas Trading, was incorporated under the laws of China in order to expand direct sales to more clients throughout China, lowering dependency on existing exporters/distributors, improving margins and exploiting the increasing demand for touchscreens in China.

On June 30, 2017, the company’s Board of Directors approved the incorporation of Atlas Tech Limited, a wholly-own subsidiary of Atlas Technology International, Inc. Atlas Tech Limited will be registered in Cayman Island and is expected to start operating in August, 2017.

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

Results of Operations

The Year Ended June 30, 2017 Compared to Eleven Months Ended June 30, 2016

We generated revenue of $4,242,302 and $0 in the year and eleven months ended June 30, 2017 and 2016, respectively. The increase in revenue is mainly attributed to the Company’s entry into the touchscreen industry business in the year ended June 30, 2017. The Company has received orders from four (4) customers for the production of touchscreens per their requirements. The Company designs the touchscreens, source manufacturers for the production of the designed touchscreens, inspects the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

We incurred cost of goods sold as $2,851,339 and $0 for the year and eleven months ended June 30, 2017 and 2016, respectively. Cost of goods sold were related mainly to the touchscreen products purchased from sourced manufacturers for sale.

We incurred gross margin as 33% and 0% for the year and eleven months ended June 30, 2017 and 2016, respectively. Gross margin was higher than the industry average due to company’s premium products based on design and the flexibly as a startup.

We incurred operating expenses of $968,996 and $26,404 for the year and eleven months ended June 30, 2017 and 2016, respectively. The increase is mainly due to the cost of research and development, consultants, additional employees, and professional services related to being a publicly-traded company.

We incurred Gain on disposal of subsidiary of $12,315 and $0 for the year and eleven months ended June 30, 2017 and 2016, respectively. This increase is the result of our disposal of the Predecessor. Such disposal does not constitute a discontinued operation as it does not represent a strategic shift of the Company’s business.

We incurred interest expense of $45,877 and $0, for the year and eleven months ended June 30, 2017 and 2016, respectively. The increase is due to the assignment of non-interest bearing debt from a related party pursuant to which the Company entered into a convertible promissory note bearing an interest rate of 8% per year with the new debt holder which has beneficial conversion feature, as well as a number of non-convertible debt with third parties the Company had entered into and were outstanding as of June 30, 2017 of $135,078 and bear an interest rate of 6% APR compounded monthly that are due between the dates of November 2017 and June 2018.

We had a net income of $263,162 and net loss of $26,404 for the year and eleven months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had total assets of $2,543,267, mainly consist of accounts receivable. Our liabilities as of June 30, 2017 were $2,113,683, which comprised of $990,579 in accounts payable, $414,549 in accrued liabilities and other payables, $135,078 in short term loans, $135,073 income tax liability, $39,667 in convertible debt, $1,594 due to related party, and $397,143 in loans from related party. As of June 30, 2017, we had a working capital of $429,584.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the year and eleven months ended June 30, 2017 and 2016:

	For the year ended June 30, 2017	For the eleven months ended June 30, 2016
Net Cash Used in Operating Activities	$(191,217)	$(44,951)
Net Cash Used in Investing Activity	(130)	—
Net Cash Provided by Financing Activities	207,321	44,648
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,064)	—
Net (Decrease) Increase in Cash and Cash Equivalents	$14,910	$(303)

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

The company first generated revenues in the year ended June 30, 2017, and as reflected in the financial statements, our operating activities have resulted a net cash outflow of $191,217 for the year ended June 30, 2017. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Atlas Technology International, Inc.

June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Atlas Technology International, Inc.

We have audited the accompanying consolidated balance sheets of Atlas Technology International, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2017 and the eleven months ended June 30, 2016. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Technology International, Inc. and its subsidiaries as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the year ended June 30, 2017 and the eleven months ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company first generated revenues in the year ended June 30, 2017 and has generated negative cash flow from operating activities that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 28, 2017
F-2

ATLAS TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS
Cash and cash equivalents	$15,138	$228
Accounts receivable	2,516,755	25
Prepaid expenses and other current assets	11,374	29,753
Total current assets	2,543,267	30,006
Total assets	$2,543,267	$30,006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$990,579	$8,610
Accrued expenses and other payables	414,549	444
Income tax payable	135,073	—
Due to related party	1,594	—
Short term loans	135,078	—
Convertible debt	39,667	—
Loans from related parties	397,143	54,800
Total current liabilities	2,113,683	63,854
Total liabilities	2,113,683	63,854

STOCKHOLDERS' EQUITY (DEFICIT):
Common shares, $0.00001 par value, 100,000,000 shares authorized, 54,645,084 and 20,900,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	546	209
Additional paid-in capital	255,891	55,883
Retained earnings (accumulated deficit)	173,222	(89,940)
Accumulated other comprehensive loss	(75)	—
Total stockholders' equity (deficit)	429,584	(33,848)
Total liabilities and stockholders' equity (deficit)	$2,543,267	$30,006

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the	For the
	Year	Eleven Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Revenue	$4,242,302	$—
Cost of revenues	2,851,339	—
Gross profit	1,390,963	—

Operating expenses:
Research and development	473,931	—
Selling, general and administrative expenses	495,065	26,404
Total operating expenses	968,996	26,404
Gain on disposal of subsidiary	(12,315)	—
Income (loss) from operations	434,282	(26,404)

Other income (expenses):
Interest expense	(45,877)	—
Other income	9,830	—
Total other expenses	(36,047)	—

Income (loss) before tax	398,235	(26,404)
Income tax expense	135,073	—
Net income (loss)	$263,162	$(26,404)

Comprehensive income (loss):
Net income (loss)	$263,162	$(26,404)
Other comprehensive loss
Foreign currency translation adjustment	(75)	—
Total comprehensive income (loss)	$263,087	$(26,404)

Earnings (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	53,019,596	169,912,239
Diluted	72,745,623	169,912,239

The accompanying notes are an integral part to these consolidated financial statements

ATLAS TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, July 31, 2015	244,800,000	$2,448	$28,644	$(63,536)	$—	$(32,444)

Cancellation of shares	(224,000,000)	(2,240)	2,240			—

Common stock issue for services	100,000	1	24,999			25,000

Net loss				(26,404)		(26,404)

Balance, June 30, 2016	20,900,000	$209	$55,883	$(89,940)	$—	$(33,848)

Common stock issued to directors	25,000,000	250	48,436			48,686

Common stock issued for services	8,745,084	87	108,542			108,629

Increase in additional paid-in capital due to beneficial conversion feature			40,000			40,000

Cancellation of debt recognized as capital contribution			3,030			3,030

Foreign currency translation Adjustments					(75)	(75)

Net income				263,162		263,162

Balance, June 30, 2017	54,645,084	$546	$255,891	$173,222	$(75)	$429,584

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year	Eleven Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$263,162	$(26,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	39,667	—
Gain on disposal of subsidiary	(12,315)	—
Gain on forgiveness of interest	(2)	—
Stock issued for service	108,629	414
Stock issued to directors	48,686	—
Changes in operating assets and liabilities:
Accounts receivable	(2,516,755)	48
Prepaid expenses and other current assets	114,517	(5,167)
Accounts payable	1,195,646	(13,915)
Income Tax Payable	135,073	—
Accrued expenses and other payables	432,475	73
Net cash used in operating activities	(191,217)	(44,951)

Cash flows from investing activities:
Cash paid related to disposal of subsidiary	(130)	—
Net cash used in investing activity	(130)	—

Cash flows from financing activities:
Repayments to related party	(35,897)	(91)
Borrowings from related parties	243,896	44,739
Repayments to third parties	(678)	—
Net cash provided by financing activities	207,321	44,648

Effect of exchange rate changes on cash and cash equivalents	(1,064)	—
Net change in cash and cash equivalents	14,910	(303)
Cash and cash equivalents, beginning of the period	228	531
Cash and cash equivalents, end of the period	$15,138	$228

Supplemental cash flow information
Interest paid	$—	$—
Income tax paid	$—	$—

Non-cash investing and financing activities:
Cancellation of debt recognized as capital contribution	$3,030	$—
Expenses paid by third parties	$135,756	$—
Expenses paid by related party	$192,083	$—
Related party debt transferred to convertible debt	$40,000	$—
Debt discount raised due to convertible debt	$40,000	$—
Shares issued for consulting services not provided yet	$—	$25,000

The accompanying notes are an integral part to these consolidated financial statements.

Atlas Technology International, Inc.

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Sweets & Treats, Inc. (the “Predecessor”)

Sweets & Treats, Inc. (the “Predecessor”), a bakery out of Sylmar, California was incorporated on April 13, 2011 under the laws of the State of California. The Predecessor is a bakery shop specializing in freshly-made cakes, cupcakes, desserts and special events catering and was traded as a public company under the ticker symbol “SWTS” on the OTCQB markets.

Atlas Technology International, Inc. (the “Company”)

Atlas Technology International, Inc. (the “Company”),  was incorporated on July 7, 2014 under the laws of the State of Delaware. Upon formation, the Company issued 10,000,000 shares of its common stock to Ms. Aguayo (the “Founder”) of the Company as Founder’s shares valued at par value of $0.00001 and recorded as compensation of $100.

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

On March 11, 2016, the Company entered into certain Spin-Off Agreement with the Founder, pursuant to which Tiffany Aguayo (“the Shareholder”)  agreed to cancel 14,000,000 pre-split shares of Company's common stock in exchange for the consummation and execution of the Spin Off agreement and sale of the Predecessor to the Founder. The Spin-Off agreement was not consummated and was replaced by a divestment agreement executed on December 15, 2016. Ms. Aguayo still agreed to cancellation of her shares.

On July 5, 2016, the Founder entered into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and Lynx Consulting Group Ltd (“LCG”), respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On July 19, 2016, the Company filed with the Secretary of State of Delaware, amending its Articles of Incorporation by changing the name of the Company to “Atlas Technology International, Inc.”

On August 23, 2016, the Company filed with the Secretary of State of Delaware an Amended and Restated Certificate of Incorporation in which the Company confirmed its name change to Atlas Technology International, Inc. The Company started its business in touchscreen industry and became a high-tech touchscreen company based out of Sherman Oaks, California, and set forth therein the designations for the Series A, B and C Preferred Stock. The Company is a rapidly growing provider of touchscreen technologies to a vertically and geographically diversified blue-chip client base.

Atlas Tech Trading Limited (“Atlas Trading”)

Atlas Tech Trading Limited (“Atlas Trading”), a wholly-owned subsidiary of the Company, was incorporated on August 18, 2016 under the laws of Hong Kong for the purpose of facilitating the Company’s business growth strategy across Eastern Asia. Atlas Trading uses the Company’s proprietary touchscreen technologies to design touchscreen solutions for its growing global client base. The Company’s primary business activities are to design touchscreens, source manufacturers for the production of the designed touchscreens, inspects and ensures the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

Atlas Technology Shenzhen Trading Co., Ltd. (“Atlas China”)

Atlas Technology Shenzhen Trading Co., Ltd. (“Atlas China”), a wholly-owned subsidiary of Atlas Trading, was incorporated on March 23, 2017 under the laws of China for the purposes of facilitating the Company’s expansion into China’s untapped market, decreasing the Company’s dependency on existing exporters/distributors and improving margins.

Atlas Tech Limited. (“Atlas Cayman Islands”)

Atlas Tech Limited. (“Atlas Cayman Island”), a wholly-owned subsidiary of Atlas Trading, was incorporated on July 7, 2017 under the laws of the Cayman Islands for the purposes of tax planning and optimizing business capacity in terms of deal follows.

Fiscal Year

On July 7, 2016,  the Company changed its fiscal year end from July 31 to June 30. As a result of this change, we reported our fiscal 2016 as the 11-month transition period from August 1, 2015 to June 30, 2016. Accordingly, our consolidated balance sheets are presented as of June 30, 2017 and 2016. The accompanying consolidated financial statements, and the notes thereto, include our results of operations and cash flows for the fiscal year ended June 30, 2017 and the 11-month transition period of fiscal 2016.

Disposal of Predecessor

On December 15, 2016, the Company entered into a Divestment Agreement with the Founder, who was then the Company’s Chief Executive Officer, pursuant to which the Founder agreed to cancel all amounts due to her by the Predecessor in exchange for the acquisition and purchase of all of the Predecessor’s business. The transaction was closed on December 15, 2016. The Company determined that disposal of the Predecessor did not constitute a discontinued operation as it did not represent a strategic shift of the Company’s business.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the estimates and assumptions utilized are reasonable; however actual results could differ from those estimates.

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

Research and development

Research and development costs are charged to expense as incurred. Research and development costs for the year ended June 30, 2017 and the eleven months ended June 30, 2016 were $473,931 and $0, respectively.

Accounts Receivable

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

The Company consolidates the following subsidiaries as of June 30, 2017:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	formation (date of acquisition if applicable)	Attributable interest
Atlas Tech Trading Limited	Hong Kong	August 18, 2016	100%
Atlas Technology Shenzhen Trading Co., Ltd.	Shenzhen, China	March 23, 2017	100%

The consolidated financial statements include all accounts of the Company and its subsidiaries as of reporting period dates and for the reporting periods then ended. All inter-company balances and transactions have been eliminated.

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

The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, income tax payable, short term loans, and convertible debt, approximate their fair values because of the short maturity of these instruments.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, and all highly liquid instruments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places all cash and cash equivalents with high-credit quality financial institutions.

The Company performs ongoing credit valuations of its customers’ financial condition whenever deemed necessary and generally does not require deposits or collateral to support customer receivables. The company have not recognized any issues on uncollectible accounts and generated much of its revenue from a limited number of customers.

Lease Commitments

The Company has adopted FASB ASC 840. If the lease terms meet one or all of the following four criteria, it will be classified as a capital lease, otherwise, it is an operating lease: (1) The lease transfers the title to the lessee at the end of the term; (2) the lease contains a bargain purchase option; (3) the lease term is equal to 75% of the estimated economic life of the leased property or more; (4) the present value of the minimum lease payment in the term equals or exceeds 90% of the fair value of the leased property.

Payments made under operating leases are charged to the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease period.

Related Parties

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decision of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

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

Foreign Currency and Other Comprehensive Loss

The accompanying consolidated financial statements are presented in United States dollars (“US$”), which is the reporting currency of the Company. The functional currency of the Company and Atlas Trading are United States dollars. Foreign currency transactions are those that required settlement in a currency other than United States dollars. Gain or loss from foreign currency transactions, are recognized in income in the period they occur. For the year ended June 30, 2017, the Company had gain of $4,828 resulted from foreign currency transactions, which was included in other income.

The functional currency of Atlas China is Renminbi (“RMB”). The financial statements of Atlas China are translated to United States dollars in accordance with FASB Accounting Standards Codification (ASC) No. 830, “Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into United States dollars are included in determining other comprehensive loss.

Translation of amounts from the functional currency of Atlas China into US$1 has been made at the following exchange rates:

			Average Exchange Rate	As of June 30, 2017
Atlas China	Currency RMB	US$1 exchange rate	6.8626	6.7769

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

Under the provisions of ASC 260, “Earnings Per Share,” basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from income from continuing operations.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

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

In November, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for periods beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In December, 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

We first generated revenues in the year ended June 30, 2017, and as reflected in the consolidated financial statements, our operating activities have resulted a net cash outflow of $191,217 for the year ended June 30, 2017. These factors raise substantial doubt from our auditor about our ability to continue as a going concern.

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

Note 4 – Accounts Receivable

	As of
	June 30, 2017	June 30, 2016
Trade receivable	$2,516,755	$25
Allowance for doubtful accounts	—	—
Accounts receivable	$2,516,755	$25

The Company analyzed the collectability of accounts receivable based on historical collection and the customers’ intention of payment, as a result of such analysis, the Company recognized $0 allowance for doubtful accounts for the year ended June 30, 2017 and the eleven months ended June 30, 2016.

Note 5 – Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per share for the year ended June 30, 2017 and the eleven months ended June 30, 2016:

	For the Year Ended June 30, 2017	For the Eleven Months Ended June 30, 2016
Numerator:
Numerator for basic EPS - net income (loss) allocable to common stockholders	$263,162	$(26,404)
Effect of dilutive security:
Interest expense of convertible debt	42,237	—
Numerator for diluted EPS - net income (loss) allocable to stockholders	$305,399	$(26,404)

Denominator:
Denominator for basic EPS – weighted-average shares	53,019,596	169,912,239
Effect of dilutive security:
Convertible debt	19,726,027	—
Denominator for diluted EPS – adjusted weighted-average shares and assumed conversions	72,745,623	169,912,239

Earnings (loss) per share – basic:	$0.00	$(0.00)

Earnings (loss) per share – diluted:	$0.00	$(0.00)

Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods.

Note 6 – Income Taxes

For the year ended June 30, 2017, The Company conducts businesses in Hong Kong through Atlas Trading, and is subject to tax under the jurisdiction of Hong Kong. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. The statutory tax rate for corporate income tax in Hong Kong is 16.5%

For the year ended June 30, 2017 and the eleven months ended June 30, 2016, the Company has recognized $135,073 and $0 income tax expenses, respectively. The effective tax rate for the respective periods then ended is 52% and 0%.

Atlas Technology, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed.

Atlas China was not engaged in any business activities for the year ended June 30, 2017, and current loss was fully allowed.

Note 7 – Stockholders' Equity (Deficit)

Common Stock

On June 24, 2016, the Company entered into a consulting agreement with Bright Light Marketing for various public relations and business development services in exchange for 100,000 shares of its common stock valued at $25,000. The total value of shares issued will be recognized over a period of one year. As of June 30, 2017, $24,586 stock based compensation expense had been recognized.

On July 10, 2016, the Company issued 15,000,000 shares of its common stock to Mr. Ying-Chien Lin for his services as the Company’s Chairman of the Board valued at $150,000. The total value of the shares issued will be recognized over a period of five years. As of June 30, 2017, $29,244 stock based compensation expense had been recognized.

On July 10, 2016, the Company issued 10,000,000 shares of its common stock to Mr. Ming-Shu Tsai for his services as the Company’s Chief Executive Officer and as a Board Member valued at $100,000. The total value of the shares issued will be recognized over a period of five years. As of June 30, 2017, $19,442 stock based compensation expense has been recognized.

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

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of Transactions
Tiffany Aguayo	Founder, Former President and Former CEO	Advances to the Company Divestiture of Predecessor	Working capital funding Disposal of the Predecessor
Matthew Tsai	Chief Executive Officer, Board Member, and significant shareholder	Advances to the Company	Working capital funding
Jin-Xia Wu	Family member of Matthew Tsai	Office space at approximately $1,300 per month	Providing Office space in Taiwan

Sale of Shares and Change of Ownership

On July 5, 2016, Ms. Aguayo entered  into two separate Stock Purchase Agreements for the sale of 13,000,000 and 3,000,000 shares of the Company’s common stock equivalent to her complete ownership of the Company with Ying-Chien Lin and LCG, respectively. Pursuant to the execution of the Stock Purchase Agreements, Mr. Lin and LCG owned approximately 62.5% and 14.4% of the total voting rights of the Company, respectively.

On December 15, 2016, the Company entered into a Divestment Agreement with Ms. Aguayo, pursuant to which Ms. Aguayo agreed to cancel all amounts due to her by the Company in exchange for the acquisition and purchase of all of the Predecessor’s business. The transaction was closed on December 15, 2016. The Company recorded a gain on disposal of subsidiary of $12,315, and a capital contribution of $3,030, for the year ended June 30, 2017. Such divestment and disposal of the Predecessor does not constitute a discontinued operation as it does not represent a strategic shift of the Company’s business.

During the year and the eleven months ended June 30, 2017 and 2016, Ms. Aguayo advanced to the Company $305 and $44,739 to the Company, and the Company repaid $0 and $91, respectively. The advances was non-interest bearing and due on demand. As of June 30, 2017 and 2016, the balance of debt payable to Ms. Aguayo was $0 and $54,800, respectively.

Advances from Related-Parties

From time to time, certain officers of the Company advances funds to the Company for working capital purpose.

Matthew Tsai, Chief Executive Officer and significant shareholder, advanced the Company a total of $243,591 and paid $192,083 on behalf of the Company for the year ended June 30, 2017. The amounts are non-interest bearing and due on demand. $35,897 of the advance was repaid during the same period. As of June 30, 2017, the balance of loans from related parties and due to related party was $397,143 and $1,594, respectively. Matthew Tsai did not made any advance to the Company for the eleven months ended June 30, 2016.

Office Space

One of the Company’s offices is located at 1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan. The office is rented from Jin-Xia Wu, a family member of Ming-Shu Tsai, for a monthly rent of HKD10,000 (approximately $1,300). The space of the office is 90 square meters, and the purpose of this office is to continue to focus on the Company’s research and development efforts. The Company was provided office space by Ms. Aguayo free of charge for the eleven months ended June 30, 2016.

Note 9 – Concentration

During the year ended June 30, 2017, the Company purchased its inventories solely from a long-standing relationship with a preferred vendor.

During the year ended June 30, 2017, the Company diversified its customer base while simultaneously growing its total revenues. Sales were made to two significant distributors in Hong Kong that accounts for 66.81% and 28.42% individually and an aggregate of 95.23% of the total sales of the Company.

The Company continually evaluates the credit worthiness of its vendor and customers’ financial condition and has policies to minimize any potential risk.

Note 10 – Commitments

The Company leases facilities with expiration dates between October 2017 and January 2020. Rental expense for the year ended June 30, 2017 and the eleven months ended June 30, 2016 was $35,757 and $0, respectively. The Company has future minimum lease obligations as of June 30, 2017 as follows:

2018	$64,609
2019	63,385
2020	25,282
2021	—
2022	—
Thereafter	—
Total	$153,276

Note 11 – Debt

Convertible Debt

On July 5, 2016, Ms. Aguayo entered into a Debt Assignment Agreement and sold $40,000 debt that was non-interest bearing and due on demand to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (the “Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. The Note bears an interest rate of 8% per annum, becomes due on July 4, 2017, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a rate of $0.002 per share. The assignment qualified for a debt extinguishment under ASC 470-50, no gain or loss was recorded due to this extinguishment based on the term of debt. As part of the modification, a Beneficial Conversion Feature value of $40,000 was calculated and included in additional paid-in capital. As of June 30, 2017 and 2016, the carrying amount of the Note was $39,667 and $0, net of $333 and $0 unamortized discount, respectively. Interest expense incurred on the principal amount was $3,156 and $0 for the year ended June 30, 2017 and the eleven months ended June 30, 2016, respectively. The potential conversion effect is included in the diluted EPS calculation for the year ended June 30, 2017. The Company is in the process of negotiating to extend the maturity of this debt. The two parties have not reached to a consent as of the date of this filing.

Short Term Loans

For the year ended June 30, 2017, The Company entered into short-term loan agreements with seven creditors for total amount of $135,756, of which the proceeds were all paid directly to vendors. The loans bear interest rate of 6% APR compounded monthly. A summary of balance of loans as of June 30, 2017, is presented below:

Creditors	Due Dates	Balance
Arc Capital Ltd.	From November 1, 2017 to June 30, 2018	$81,023
Growth Point Advisors Ltd.	November 1, 2017	6,530
Chronos Investments Limited	November 1, 2017	575
Cygnus Management Limited	From April 30, 2018 to May 31, 2018	11,950
Lynx Consulting Group Ltd.	From January 31, 2018 to February 28, 2018	35,000
		$135,078

For the year ended June 30, 2017 and the eleven months ended June 30, 2016 , the Company repaid $678 and $0, and recognized interest expense incurred from these loans for the amount of $6,211 and $0, respectively. As a result of loan repayments, the Company also recognized a gain on forgiveness of interest of $2, which was included in other income. As of June 30, 2017 and 2016, interest payable of $6,209 and $0, respectively, was included in accrued expenses and other payables.

Note 12 – Subsequent Events

On July 10, 2017, Matthew Tsai, Chief Executive Officer and significant shareholder, advanced Atlas Technology a total of $7,692 for paying for office rent and salaries. The advance was non-interest bearing and due on July 9, 2018.

On July 7, 2017 , Atlas Tech Limited, a wholly-owned subsidiary of Atlas Technology International, Inc. was incorporated in the Cayman Islands for the purposes of tax planning and optimizing business capacity in terms of deal follows.

On July 11, 2017. the Company entered in to a Convertible Promissory Note (the “Note”) with Lynx Consulting Group ("Lynx"), pursuant to which the Company will receive $40,000 loan proceeds from Lynx. The Note bears an interest rate of 6% per annum, due on July 11, 2018, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a price of 50% discount of the lowest closing price during the fifteen (15) day period ending the latest complete trading day prior to the conversion date.

On July 21, 2017, the Company issued 924,495 shares pursuant to consulting agreements signed on November 18, 2016, November 28, 2016, March 3, 2017 and June 10, 2017 with consultants for a strategic marketing development, corporate strategy development, analytic services, intellectual property and patent consulting, respectively for the service valued at $206,781.

On July 27, 2017, the Company issued 50,711 shares pursuant to a consulting agreement signed on March 1, 2017 with one consultant for analytic services for the services valued at $20,165.

On July 31, 2017, the Company entered into a consulting agreement with one individual consultant for analytic services in exchange for 500,000 shares of its common stock valued at $120,000, which was recognized as stock based compensation upon its issuance on August 25, 2017.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	Lack of well-established procedures to identify, approve, and report related party transactions
•	Lack of segregation of duties relative to key financial reporting functions
•	Lack of sufficient and adequately trained accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in the year and eleven months ended June 30, 2017. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of June 30, 2017.

Name	Age	Position
Matthew Tsai	44	Co-Chief Executive Officer and Director
Ying-Chien Lin	43	President and Director
Jing Zhou	36	Chief Financial Officer and Director
Frank Chen	37	Chief Technology Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Matthew Tsai, Chief Executive Officer Director

Mr. Tsai has more than 20 years’ experience in touch screen industry. As the CEO of the company, he is responsible for maintaining good relationship with clients and other stakeholders. Before joining Atlas, Mr. Tsai served Dongguan Yunyong Machinery Co., Ltd as the Vice General Manager. Prior to that, Mr. Tsai was the R&D assistant manager in Young Fast Optoelectronics Co., Ltd.

Ying-Chien Lin, Chairman, President and Director

Mr. Lin was born in Taiwan and finished his education and got a master degree in NATIONAL CHENG KUNG UNIVERSITY. He got his first job as an engineer in Unimicron, the largest printed circuit board factory in the world, where he was in charge of developing the new products and quality assurance. Mr. Lin cultivated excessive ability in manufacturing, R&D, quality assurance, and engineering. Later, He worked in JoinWell and began to know the touch screens industry. Since then Mr. Lin has been engaged in touch screens industry. Now Mr. Lin is the Chairman of Atlas and focus more on improving competitive advantages as well as future development.

Jing Zhou, Chief Financial Officer

Ms. Zhou serves Atlas as the Chief Financial Officer, she was born in Hunan province and finished her college degree in Central South University. Ms. Zhou has more than 10 years’ experience in finance. Before joining Atlas, she was the financial manage and financial director for Ziyu Technology Co., Limited and Shenzhen Chenhe Technology Co., Ltd respectively. She is in charge of summarizing financial reports, manage the funds, manage the investments of the company, and work on the tax planning for Atlas.

Frank Chen, Chief Technology Officer

Mr. Chen has more than 10 years’ experience in touch screen industry. He got him master degree in civil engineering in Taiwan and worked in Quality Assurance department as a QA manager in Dongguan Yunyong Machinery Co., Ltd. After that, Mr. Chen served Young Fast Optoelectronics Co., Ltd. as the assistant R&D manager, developing products and assessing materials and feasibility. Currently, Mr. Chen is the Chief Technology Officer for Atlas.

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

Code of Ethics

The company has not adopted a Code of Ethics because we presently only have two directors and two officers. We plan to adopt a Code of Ethics when the size of the Board and management increases.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Lin, Chairman and Director	2017	0	0	29,244	0	0	0	0	29,244
	2016	0	0	0	0	0	0	0	0
Matthew Tsai, Chief Executive Officer and Director	2017	13,205	0	19,442	0	0	0	0	32,647
	2016	700	0	0	0	0	0	0	700
Frank Chen, Chief Technology Officer	2017	11,346	0	0	0	0	0	0	11,346
	2016	0	0	0	0	0	0	0	0
Jing Zhou, Chief Financial Officer	2017	4,102	0	0	0	0	0	0	4,102
	2016	0	0	0	0	0	0	0	0

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our shares of common stock, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of June 30, 2017.

Name	Amount and Nature of Voting Beneficial Ownership	% of Class
Ying-Chien Lin(1)	28,000,000	51.23%
Matthew Tsai(1)(2)	10,000,000	18.30%
All officers and directors as a group (2 person)	38,000,000	69.53%

(1)	Member of our board of directors.
(2)	Chief Executive Officers

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Advances from related parties

From time to time, certain officers of the Company advances funds to the Company for working capital purpose.

During the year and the eleven months ended June 30, 2017 and 2016, Tiffany Aguayo advanced to the Company $305 and $44,739 to the Company, and the Company repaid $0 and $91, respectively. The advances was non-interest bearing and due on demand. As of June 30, 2017 and 2016, the balance of debt payable to Ms. Aguayo was $0 and $54,800, respectively.

Matthew Tsai, Chief Executive Officer and significant shareholder, advanced the Company a total of $243,591 and paid $192,083 on behalf of the Company for the year ended June 30, 2017. The amounts are non-interest bearing and due on demand. $35,897 of the advance was repaid during the same period. As of June 30, 2017, the balance of $397,143 and $1,594 were included in loans from related parties, and due to related party, respectively. Matthew Tsai did not made any advance to the Company for the eleven months ended June 30, 2016.

Office Space

One of the Company’s offices is located at 1/F No. 103 Xin Yi Road, Lu Zhou District, Xin Bei, Taiwan. The office is rented from Jin-Xia Wu, a family member of Ming-Shu Tsai, for a monthly rent of HKD10,000 (approximately $1,300). The space of the office is 90 square meters, and the purpose of this office is to continue to focus on the Company’s research and development efforts. The Company was provided office space by Tiffany Aguayo free of charge for the eleven months ended June 30, 2016.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $23,300  and $15,000 for the year ended June 30, 2017 and eleven months ended June 30, 2016, respectively.

Audit Related Fees

Audit related services fees was $23,300 and $1,000 for the year ended June 30, 2017 and eleven months ended June 30, 2016.

Tax Fees

For the Company’s year ended June 30, 2017 and eleven months ended June 30, 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the year ended June 30, 2017 and eleven months ended June 30, 2016.

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

Atlas Technology International, Inc.

September 28, 2017	By:	/s/ Matthew Tsai
Matthew Tsai
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Tsai	Chief Executive Officer and Director	September 28, 2017
Matthew Tsai

/s/ Ying-Chien Lin	Chairman and Director	September 28, 2017
YingpChien Lin

