Form 10-Q
period 2017-09-30
Atlas Technology International, Inc.
filed 2017-11-14
CIK 1624982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55457

ATLAS TECHNOLOGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1391708
(State or other jurisdiction of organization)	(I.R.S. Employer incorporation of Identification No.

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

Yes ☐  No ☒

As of November 14, 2017, the registrant had 58,107,247 shares of its common stock issued and outstanding, respectively.

i

ATLAS TECHNOLOGY INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Atlas Technology International, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Atlas Technology International, Inc.

Index to the Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2017 (Unaudited) and June 30, 2017	F-2

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended September 30, 2017 and 2016	F-3

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2017 and 2016	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5

Atlas Technology International, Inc.

Consolidated Balance Sheets

	As of September 30, 2017 (Unaudited)	As of June 30, 2017
ASSETS
Cash and cash equivalents	$8,270	$15,138
Accounts receivable	3,460,401	2,516,755
Prepaid expenses and other current assets	14,775	11,374
Total current assets	3,483,446	2,543,267
Total Assets	$3,483,446	$2,543,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$1,426,022	$990,579
Accrued liabilities and other payables	424,856	414,549
Convertible notes, net	48,877	39,667
Due to related party	—	1,594
Income tax payable	135,073	135,073
Derivative liabilities	11,145,518	—
Short term loans	144,450	135,078
Loans from related party	409,982	397,143
Total current liabilities	13,734,778	2,113,683
Total Liabilities	13,734,778	2,113,683

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock par value $0.00001: 100,000,000 shares authorized; 56,120,290 and 54,645,084 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	561	546
Additional paid-in capital	701,372	255,891
Retained earnings (accumulated deficit)	(10,953,068)	173,222
Accumulated other comprehensive loss	(197)	(75)
Total Stockholders' Equity (Deficit)	(10,251,332)	429,584
Total Liabilities and Stockholders' Equity (Deficit)	$3,483,446	$2,543,267

The accompanying notes are an integral part of these unaudited consolidated financial statements

Atlas Technology International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended
	September 30, 2017 (Unaudited)	September 30, 2016 (Unaudited)
Revenue	$2,218,794	$235,971
Cost of revenue	1,371,830	168,891
Gross profit	846,964	67,080

Operating expenses:
Research and development expenses	203,639	27,729
Selling, general and administrative expenses	534,085	141,901
Total operating expenses	737,724	169,630
Income (loss) from operations	109,240	(102,550)

Other income (expenses):
Loss on change in fair value of derivative liabilities	(11,105,518)	—
Loss on extinguishment of liabilities	(121,435)	—
Other income	1,336	—
Interest expenses	(9,913)	(10,407)
Total other expenses	(11,235,530)	(10,407)

Loss before tax	(11,126,290)	(112,957)
Income tax expense	—	—
Net loss	$(11,126,290)	$(112,957)

Comprehensive loss:
Net loss	$(11,126,290)	$(112,957)
Other comprehensive loss
Foreign currency translation adjustment	(122)	—
Total comprehensive loss	$(11,126,412)	$(112,957)

Loss per common share:
Basic	$(0.20)	$(0.00)
Diluted	$(0.20)	$(0.00)

Weighted average common shares:
Basic	55,529,740	49,514,000
Diluted	55,529,740	49,514,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Atlas Technology International, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30, 2017 (Unaudited)	September 30, 2016 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,126,290)	$(112,957)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	9,210	9,667
Stock issued for services	324,061	92,575
Change in fair value of derivative liability	11,105,518	—
Loss on extinguishment of liabilities	121,435	—
Changes in assets and liabilities:
Accounts receivable	(943,646)	(236,013)
Prepaid expenses and other current assets	(3,401)	(4,404)
Accounts payable	435,443	174,600
Accrued expenses and other payables	19,985	53,591
Net cash used in operating activities	(57,685)	(22,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	10,795	26,207
Proceeds from convertible debt	40,000	—
Net cash provided by financing activities	50,795	26,207

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22	—
Net change in cash and cash equivalents	(6,868)	3,266
Cash and cash equivalents, beginning of the reporting period	15,138	228
Cash and cash equivalents, end of the reporting period	$8,270	$3,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES
Expenses paid by third parties	$9,372	$23,095
Expenses paid by related party	$420	$—
Debt discount due to derivative	$40,000	$—
Beneficial conversion feature	$—	$40,000
Reclassification of due to related party to loan from related party	$1,574	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Atlas Technology International, Inc.

September 30, 2017

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization and Operations

Sweets & Treats, Inc. (“Predecessor”)

Sweets & Treats, Inc. (“Predecessor”), a bakery out of Sylmar, California was incorporated on April 13, 2011 under the laws of the State of California. The Predecessor was a bakery shop specializing in freshly-made cakes, cupcakes, desserts and special events catering and was traded as a public company on the OTCQB markets.

Atlas Technology International, Inc. (the “Company”)

Atlas Technology International, Inc. (the “Company”), was incorporated on July 7, 2014 under the laws of the State of Delaware.

On July 19, 2016, the Company filed with the Secretary of State of Delaware, amending its Articles of Incorporation by changing the name from “Sweets & Treats, Inc.” to “Atlas Technology International, Inc.”

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

Atlas Tech Trading Limited (“Atlas Trading”)

Atlas Tech Trading Limited (“Atlas Trading”), a wholly-owned subsidiary of the Company, was incorporated on August 18, 2016 under the laws of Hong Kong for the purpose of facilitating the Company’s business growth strategy across Eastern Asia. Atlas Trading uses the Company’s proprietary touchscreen technologies to design touchscreen solutions for its growing global client base. The primary business activities Atlas Trading conducts are to design touchscreens, source manufacturers for the production of the designed touchscreens, inspects and ensures the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

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

Fiscal Year

On July 7, 2016, the Company changed its fiscal year end from July 31 to June 30. As a result of this change, the Company reported its fiscal 2016 as the 11-month transition period from August 1, 2015 to June 30, 2016. The Company reported its quarterly results in the Quarterly Reports on Form 10-Q based on its new fiscal year.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto for the year ended June 30, 2017 filed with the SEC in the Company’s Form 10-K on September 28, 2017.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no impact on net earnings and financial position.

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

Derivative Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial statements that are accounted for as liabilities, the derivative instruments are initially recorded at their fair value and are then re-valued at each reporting date, with changes in the fair value reported in the statements of operations, in accordance with ASC 815-15, “Derivative and hedging.” The classification of derivative instruments, including whether such instruments should be recorded as liability or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

ASC Subtopic 815-40, “Contracts in Equity’s Own Equity”, requires that entities recognize derivative liabilities from derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s own stock. Pursuant to the provisions of ASC Section 815-40-15, (formerly FASB Emerging Issues Task Force(“EITF”) Issue No. 07-5: Determine Whether an equity -linked financial instrument (or embedded feature) is indexed to an Entity’s Own Stock (“EITF 07-5”)), an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

Principles of Consolidation

The Company consolidates the following subsidiaries as of September 30, 2017:

Name of consolidated subsidiary	State or other jurisdiction or incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Atlas Tech Trading Limited (subsidiary)	Hong Kong	August 18, 2016	100%
Atlas Technology Shenzhen Trading Co., Ltd. (subsidiary)	Shenzhen, China	March 23, 2017	100%
Atlas Tech Limited (subsidiary)	Cayman Island	July 7, 2017	100%

The unaudited consolidated financial statements include all accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Recurring Fair Value Measurements

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities at every reporting period and recognizes gains and losses in the consolidated statements of operations and comprehensive loss that are attributable to the change in the fair value of derivative liabilities.

The financial liabilities carried at fair value on a recurring basis at September 30, 2017 are as follows:

Financial liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$(11,145,518)	$—	$—	$(11,145,518)
	$(11,145,518)	$—	$—	$(11,145,518)

The financial liabilities carried at fair value on a recurring basis at June 30, 2017 are as follows:

Financial liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$—	$—
	$—	$—	$—	$—

Recently Issued Accounting Pronouncements

In May 2017, the FASB issue ASU 2017-09, “Compensation – stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The pronouncements add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Loss Per Share

The following table presents the computation of basic and diluted loss per share for the three months ended September 30, 2017 and 2016.

	For the Period Ended September 30, 2017	For the Period Ended September 30, 2016
Numerator:
Numerator for basic EPS - net loss allocable to common stockholders	$(11,126,290)	$(112,957)
Numerator for diluted EPS - net loss allocable to common stockholders	$(11,126,290)	$(112,957)

Denominator:
Denominator for basic EPS – weighted-average shares	55,529,740	49,514,000

Denominator for diluted EPS – adjusted weighted-average shares and assumed conversions	55,529,740	49,514,000
Loss per share – basic:	$(0.20)	$(0.00)
Loss per share – diluted:	$(0.20)	$(0.00)

Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted loss per share in the periods presented where their inclusion would be anti-dilutive included convertible notes convertible into common shares of 20,201,185 and 20,000,000 on a weighted average basis for the three months ended September 30, 2017 and 2016, respectively.

Note 4 – Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of $10,251,332 as of September 30, 2017. The Company also had a net loss of $11,126,290 and net cash used in operating activities of $57,685 for the three-month period ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the impact of loss on change in fair value of derivative liabilities, which was caused by the change in the market price of the Company’s common stock, as a sole factor that has caused the negative cash flow from operation activities, the Company’s working capital deficit, and the net loss position. Until this impact is eliminated or improved, the substantial doubt about the Company’s ability to continue as a going concern will continue to exist.

Note 5 – Stockholders' Equity (Deficit)

Common Stock

On July 21, 2017, the Company issued 924,495 common shares to settle billings from consultants for strategic marketing development, corporate strategy development, analytic services, intellectual property and patent consulting services for a total amount of $192,296.

On July 27, 2017, the Company issued 50,711 common shares to settle billing from one consultant for analytic services of $11,765.

On August 25, 2017, the Company issued 500,000 common shares to settle billing from one consultant for analytic services of $120,000.

The shares issued were valued using market price which resulted in a loss on extinguishment of liabilities of $121,435 due to the excess of market value over the liabilities forgiven for the three months ended September 30, 2017.

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

During the three months period ended September 30, 2017 and 2016, Ms. Aguayo advanced to the Company $0 and $305, respectively, and no repayment was made for both periods. The advances were non-interest bearing and due on demand. As of September 30, 2017 and June 30, 2017, the balance of debt payable to Ms. Aguayo was $0 and $0, respectively.

Advances from Related-Parties

From time to time, certain officers of the Company advances funds to the Company for working capital purpose.

Ming-Shu Tsai advanced the Company $10,795 and $25,902 for the three months period ended September 30, 2017 and 2016, respectively. Ming-Shu Tsai also paid expenses on behalf of the Company for the amount of $420 and $0, for the three months period ended September 30, 2017 and 2016, respectively. The amounts are non-interest bearing and due on demand.

Ming-Shu Tsai has paid $1,574 on behalf of Atlas China during the year ended June 30, 2017. The amount was presented as due to related party included in the Company’s consolidated balance sheets as of June 30, 2017. During the three months ended September 30, 2017, Ming-Shu Tsai signed a debt agreement with the Company regarding the payment. The Company therefore reclassified the amount to loans from related parties.

As of September 30, 2017 and June 30, 2017, the balance of loans from related party is $409,982 and 397,143, respectively.

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

Note 7 – Concentration

During the three months period ended September 30, 2017, the Company purchased its inventories solely from a long-standing relationship with a preferred vendor.

The Company conducted sales activities to two major customers during the three months period ended September 30, 2017, amount generated from each customer accounts for 59.29% and 31.96% of the total revenue, respectively.

The Company continually evaluates the credit worthiness of its vendor and customers’ financial condition and has policies to minimize any potential risk.

Note 8 - Debt

Short Term Loans

For the three months period ended September 30, 2017, The Company entered into short-term loan agreements with three creditors for total amount of $9,372, of which the proceeds were all paid directly to vendors. The loans bear interest rate of 6% APR compounded monthly. A summary of balance of loans as of September 30, 2017 is presented below:

Creditors	Due Dates	Balance
ARC Capital Ltd.	From November 1, 2017 to August 31, 2018	$82,395
Growth Point Advisors Ltd.	From November 1, 2017 to July 31, 2018	14,530
Chronos Investments Limited	November 1, 2017	575
Cygnus Management Limited	From April 30, 2018 to May 31, 2018	11,950
Lynx Consulting Group Ltd.	From January 31, 2018 to February 28, 2018	35,000
		$144,450

On July 5, 2016, Ms. Aguayo entered into a Debt Assignment Agreement and sold $40,000 debt that was non-interest bearing and due on demand to Growth Point Advisors Ltd. Pursuant to this Agreement, the Company entered into a Convertible Promissory Note (“GPA Note”) with Growth Point Advisors Ltd. to replace the Debt Assignment Agreement. GPA Note bears an interest rate of 8% per annum, due on July 4, 2017, and has a conversion feature allowing conversion by giving five days’ notice to the Company to convert the debt into the Company’s common shares at a rate of $0.002 per share. The assignment qualified for a debt extinguishment under ASC 470-50, no gain or loss was recorded due to this extinguishment based on the term of debt. As part of the modification, a Beneficial Conversion Feature value of $40,000 was calculated and included in additional paid-in capital. The Company is in the process of negotiation to extend the maturity of this debt, the two parties have not reached to a consent as of the date of this filing.

On July 11, 2017, the Company entered into a Debt Agreement with Lynx Consulting Group Ltd. (“Lynx Note”), pursuant to which the Company borrowed $40,000 debt bearing interest rate of 6% and matures on July 11, 2018. Lynx Note is embedded with a conversion feature that allows conversion of the principal and unpaid interest into common shares of the Company at a conversion price equal to a 50% discount of the lowest closing price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

As of September 30, 2017, and June 30, 2017, the carrying amount of convertible notes was $48,877 and $39,667, net of $31,123 and $333 unamortized discount, respectively. The potential conversion effect is excluded in the diluted EPS calculation for the period ended September 30, 2017, as the impact of earnings add-back from fair value measurement of derivative liabilities out-weights the impact of potential common shares issuable upon debt conversion.

For the three months ended September 30, 2017 and 2016, the Company recognized interest expense incurred from both short term loans and convertible notes in the amount of $9,913 and $0, respectively. As of September 30, 2017 and June 30, 2017, interest payable of $6,911 and $6,209 was included in accrued liabilities and other payables, respectively.

Note 9 – Derivative Liabilities

As described in Note 8, the conversion feature embedded in Lynx Note contains no explicit limit to the number of shares to be issued upon conversion. As such this conversion feature is classified as a liability under ASC 815. The Company accounted for the embedded conversion feature in accordance with ASC 815-40, which requires the Company to bifurcate the embedded conversion feature as liability at the date the notes become convertible and to record changes in fair value relating to the conversion feature liability in the statement of operation and comprehensive loss as of each subsequent balance sheet date. The debt discount related to the convertible debt is amortized over the life of the debt using the effective interest method. The Company’s conversion feature liability is valued using Black Scholes pricing models. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation model requires a variety of inputs, including contractual terms, market prices, yield curves, credits spreads, measures of volatility and correlation of such inputs. This financial liability does not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgement. Such instrument is typically classified within Level 3 of the fair value hierarchy.

As described in Note 8, the fair value of derivative liability related to the conversion feature embedded in Lynx Note was initially determined to be $84,438 on the date the debt became convertible and subsequently determined to be $160,174 as of September 30, 2017.

GPA Note was embedded with a conversion feature with a fixed conversion rate. The conversion feature is tainted due to the indeterminate number of shares to be delivered upon settlement of the Lynx Note. The fair value of derivative liability related to the conversion feature embedded in GPA Note was initially determined to be $7,767,443 on the date the debt was tainted and subsequently determined to be $10,985,344 as of September 30, 2017.

Among the fair value of the embedded conversion feature determined using Black Scholes pricing model as of the date the note become convertible, $40,000 was recorded as debt discount. The day one loss on derivative liability of $7,811,882 was rerecorded in change in fair value of derivative liabilities.

For the three months ended September 30, 2017 and 2016, $8,877 and $0 of debt discount due to embedded conversion feature was amortized and recorded as interest expense, respectively, and $3,293,636 and $0 loss in change in fair value of derivative liabilities is respectively recorded in the statements of operations and comprehensive loss.

The fair value of the instrument as of each of the measurement period were determined by using Black Scholes pricing model based on the following assumptions: dividend yield of 0%, volatility of 290.77% - 300.27%, risk free rate of 1.20% - 1.31%, and an expected term of 0.778 – 1 year.

Below is the reconciliation of the fair value of the Company’s derivative liabilities during the three months ended September 30, 2017:

Beginning balance as of June 30, 2017	$-
Addition recorded as debt discount on convertible debt	40,000
Change in fair value of derivative liabilities
Day one loss related to embedded conversion feature	7,811,882
Loss related to derivative liabilities being marked to market	3,293,636
Ending balance as of September 30, 2017	$11,145,518

Note 10 – Subsequent Events

On October 13, 2017, the Company issued 200,000 shares to settle billing from one consultant for business development and marketing consulting service of $71,600.

On October 13, 2017, the Company issued 700,000 shares pursuant to a consulting agreements signed on October 10, 2017 with one company for industry and technology consulting service valued at $346,290.

On October 10, 2017, the Company entered into an agreement of renovation of convertible debt with Growth Point Advisors Ltd. Both parties agreed to cancel the relevant conversion clauses stated in GPA Note and extend the term for one more year, from July 6, 2017 to July 5, 2018, with an amended interest rate of 6% per annum.

On October 10, 2017, the Company entered into an agreement of renovation of convertible debt with Lynx Consulting Group Ltd. Both parties agreed to cancel the relevant conversion clauses stated in Lynx Note.

On November 2, 2017, the Company issued 1,086,957 shares to settle billing from one consultant for IP consultancy services of $300,000.

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

On June 30, 2017, Atlas Tech Limited. (“Atlas Cayman Island”), a wholly-owned subsidiary of Atlas Technology International, Inc., was incorporated under the laws of the Cayman Islands for the purpose of tax planning and optimizing business capacity in terms of deal follows. Atlas Cayman Island stated to operate in August.

On August 8, 2017 and August 11, 2017, the Company obtained approval from State Intellectual Property Office of the P.R.C (SIPO) and registered one patent of foam fit device for cell phone touch screen and another patent of stamping device for cell phone touch screen slicing.

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

Results of Operations - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We generated revenue of $2,218,794 and $235,971 for the three months ended September 30, 2017 and 2016, respectively. The increase in revenue is mainly attributed to the Company’s entry into the touchscreen industry business and the Company’s market expansion. The Company has received orders from four (4) customers for the production of touchscreens per their requirements. The Company designs the touchscreens, source manufacturers for the production of the designed touchscreens, inspects the quality of the products made by the manufacturers, purchases the qualified finished-goods and then sells and delivers the touchscreens to their corporate clients.

13

We incurred cost of goods sold as $1,371,830 and $168,891 for the three months ended September 30, 2017 and 2016, respectively. Cost of goods sold were related mainly to the touchscreen products purchased from sourced manufacturers for sale.

We incurred operating expenses of $737,724 and $169,630 for the three months ended September 30, 2017 and 2016, respectively. The increase is mainly due to the cost of consultants, additional employees, and professional services related to being a publicly-traded company.

We incurred loss on change in fair value of derivative liability of $11,105,518 and $0 for the three months ended September 30, 2017 and 2016, respectively. The expense is incurred due to new issuance of convertible debt which triggers fair value measurement of derivative liabilities for the three months ended September 30, 2017.

We had a net loss of $11,126,290 and $112,957 for the three months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had total assets of $3,483,446, mainly in accounts receivable. Our liabilities as of September 30, 2017, were 13,734,778, which mainly consist accounts payable of $1,426,022, and derivative liabilities of $11,145,518. As of September 30, 2017, we had a working capital deficit of $10,251,332.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2017:

For the Three Months Ended September 30,
2017
Net cash used in operating activities	$(57,685)
Net cash provided by financing activities	50,795
Effect of exchange rate changes on cash	22
Net decrease in cash and cash equivalents	$(6,868)

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

Item 4. Management’s Report on Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

14

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our three-month period ended September 30, 2017, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

ATLAS TECHNOLOGY INTERNATIONAL, INC.

Date: November 14, 2017	By:	/s/ Ming-Shu Tsai
	Name:	Ming-Shu Tsai
Chief Executive Officer
(Principal Executive Officer)

16